Form 10-Q
period 2008-09-30
China Wi-Max Communications, Inc.
filed 2008-11-18
CIK 1434667

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                -----------------

                                    FORM 10-Q
                                -----------------

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2008

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

            For the transition period from __________ to ___________

                       Commission file number : 000-53268

                        CHINA WI-MAX COMMUNICATIONS, INC.
             -------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         Nevada                                               61-1504884
------------------------                                ------------------------
(State of Incorporation)                                (IRS Employer ID Number)

             1905 Sherman Street, Suite 335, Denver, Colorado 80203
                 -----------------------------------------------
                    (Address of principal executive offices)

                                  303-668-0199
                           --------------------------
                         (Registrant's Telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for
the past 90 days. Yes [X]   No [  ]

Indicate by check mark whether the registrant is a large accelerated file, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [  ]                              Accelerated filer [  ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company) Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

As of November 13, 2008, there were 10,144,000 shares of the registrant's common stock issued and outstanding.


PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements                                                              Page
                                                                                           ----

         Balance Sheets -September 30, 2008 (unaudited) and
                  December 31, 2007                                                        F-1

         Statements of Operations  (unaudited) -
                  Nine and Three  months ended  September  30, 2008 and 2007 and
                  From July 5, 2006 (Inception) to September 30, 2008                      F-2

         Statements of Changes in Shareholders'  Deficit  (Unaudited) - From July
                   5, 2006 (Inception) to September 30, 2008                               F-3

         Statements of Cash Flows  (Unaudited) - Nine months ended September 30,
                  2008 and 2007 and From July 5, 2006  (Inception)  to September
                  30, 2008                                                                 F-4

         Notes to the Financial Statements (Unaudited)                                     F-5

Item 2.  Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                                 1

Item 3.  Quantitative and Qualitative Disclosures About Market Risk - Not Applicable        4

Item 4. Controls and Procedures                                                             4

Item 4T.  Controls and Procedures                                                           5

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings -Not Applicable                                                  5

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds                        5

Item 3.  Defaults Upon Senior Securities - Not Applicable                                   5

Item 4.  Submission of Matters to a Vote of Security Holders - Not Applicable               6

Item 5.  Other Information - Not Applicable                                                 6

Item 6.  Exhibits                                                                           6

SIGNATURES                                                                                  7

                                     PART I

ITEM 1. FINANCIAL STATEMENTS


                                CHINA WI-MAX COMMUNICATIONS, INC.
                                (A Development Stage Enterprise)

                                         BALANCE SHEETS



                           ASSETS
                                                                               September 30,              December 31,
                                                                                   2008                       2007
                                                                             ------------------         ------------------
                                                                                 Unaudited

Current assets:
   Cash                                                                      $         120,984          $         182,401
   Receivable from issuance of common stock (Note 6)                                         -                      2,570
   Accounts receivable (Note 7)                                                         21,882                          -
   Prepaid expenses                                                                     17,765                      8,019
                                                                             ------------------         ------------------

   Total current assets                                                                160,631                    192,990
                                                                             ------------------         ------------------

Property and equipment (Note 3)                                                        506,549                          -
                                                                             ------------------         ------------------

Other assets:
  Debt-issue costs, net                                                                  1,261                      3,162
  Deposits for acquisition of long-lived assets (Note 3)                               368,042                    491,666
                                                                             ------------------         ------------------
                                                                                       369,303                    494,828
                                                                             ------------------         ------------------

         Total assets                                                        $       1,036,483          $         687,818
                                                                             ==================         ==================



            LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities:
   Accounts payable                                                          $          45,001          $          87,501
   Accrued interest                                                                    144,397                     16,380
   Convertible notes payable (Note 4)                                                1,004,300                    914,000
                                                                             ------------------         ------------------

   Total current liabilities                                                         1,193,698                  1,017,881
                                                                             ------------------         ------------------
Non-current liabilities:
   Convertible notes payable (Note 4)                                                1,053,200                          -
                                                                             ------------------         ------------------

         Total liabilities                                                           2,246,898                  1,017,881
                                                                             ------------------         ------------------

Shareholders' deficit (Note 6):
      Common stock; $.001 par value; 50,000,000 shares authorized;
        10,144,000 and 9,770,000 shares issued and outstanding as of
        September 30, 2008 and December 31, 2007, respectively                          10,144                      9,770
      Additional paid-in capital                                                       358,736                    113,295
      Accumulated other comprehensive income                                            25,466                          -
      Deficit accumulated during the development stage                              (1,604,761)                  (453,128)
                                                                             ------------------         ------------------
     Total shareholders' deficit                                                    (1,210,415)                  (330,063)
                                                                             ------------------         ------------------

                                                                             $       1,036,483          $         687,818
                                                                             ==================         ==================


                          See notes to unaudited financial statements.


                                CHINA WI-MAX COMMUNICATIONS, INC.
                                (A Development Stage Enterprise)

                         STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                                           (Unaudited)


                                                                                                                   Period from
                                                                                                                   July 5, 2006
                                              Three months     Three months     Nine months      Nine months       (inception)
                                                 ended             ended            ended            ended           through
                                             September 30,     September 30,    September 30,    September 30,     September 30,
                                                  2008             2007             2008             2007              2008
                                            ---------------  ---------------- ---------------- ---------------------------------

Revenue                                     $       15,195   $             -   $       15,195  $             -   $       15,195
Cost of revenue                                    (11,670)                -          (11,670)               -          (11,670)
                                            ---------------  ---------------- ---------------- ----------------  ---------------
      Gross margin                                   3,525                 -            3,525                -            3,525

Operating expenses:
    General and administrative expense            (297,035)          (16,340)      (1,026,084)         (79,884)      (1,460,724)
                                            ---------------  ---------------- ---------------- ----------------  ---------------

Operating loss                                    (293,510)          (16,340)      (1,022,559)         (79,884)      (1,457,199)
                                            ---------------  ---------------- ---------------- ----------------  ---------------

Other expense:
    Interest expense (Note 4)                      (49,387)                -         (129,074)               -         (147,562)
                                            ---------------  ---------------- ---------------- ---------------------------------

Net loss                                          (342,897)          (16,340)      (1,151,633)         (79,884)      (1,604,761)

Foreign currency translation gain                   25,466                 -           25,466                -           25,466
                                            ---------------  ---------------- ---------------- ---------------------------------

Comprehensive loss                          $     (317,431)  $       (16,340) $    (1,126,167) $       (79,884)  $   (1,579,295)
                                            ===============  ================ ================ ================  ===============

Basic and diluted net loss per share        $        (0.03)  $             *  $         (0.12) $         (0.01)
                                            ===============  ================ ================ ================

Weighted average number of common
    shares outstanding                          10,105,000         9,000,000        9,959,179        6,361,319
                                            ===============  ================ ================ ================

*Less than ($0.01) per share.






                          See notes to unaudited financial statements.


                                CHINA WI-MAX COMMUNICATIONS, INC.
                                (A Development Stage Enterprise)

                               STATEMENTS OF SHAREHOLDERS' DEFICIT

                PERIODS FROM JULY 5, 2006 (INCEPTION) THROUGH SEPTEMBER 30, 2008


                                                                                            Accumulated   Deficit
                                                                             Additional       other      accumulated     Total
                                                     Common stock              paid-in     comprehensive  during the     share-
                                              -----------------------------                              development    holders'
                                                Shares            Amount       capital        income        stage       Deficit
                                              -----------      ------------  -----------    ----------  --------------------------

Common stock issued for cash between
July 5, 2006 (inception) and December
31, 2006 at par value ($0.001 per
share)                                         3,825,000       $     3,825   $        -   $         -   $         -   $     3,825

Net loss                                                                              -             -        (8,538)       (8,538)
                                              -----------      ------------  -----------  ------------  ------------  ------------

Balances, December 31, 2006                    3,825,000             3,825            -             -        (8,538)       (4,713)

Common stock issued for cash between
January and June 2007 at par value
($0.001 per share)                             5,230,000             5,230            -             -             -         5,230

Common stock issued for cash between
June and December 2007 at par value
($0.001 per share)                               260,000               260            -             -             -           260

Common stock issued for services,
valued at $0.25 per share (Note 6)               455,000               455      113,295             -             -       113,750

Net loss                                               -                 -            -             -      (444,590)     (444,590)
                                              -----------      ------------  -----------  ------------  ------------  ------------
Balances, December 31, 2007                    9,770,000             9,770      113,295             -      (453,128)     (330,063)


Shares of common stock cancelled at
par value (unaudited)                           (260,000)             (260)           -             -             -          (260)

Common stock issued for services,
valued at $0.25 per share (Note 6)
(unaudited)                                      634,000               634      157,866             -             -       158,500

Fair value of options vesting during
the period (Note 6) (unaudited)                        -                 -       87,575            -             -         87,575

Net loss (unaudited)                                   -                 -            -             -    (1,151,633)    (1,151,633)

Other comprehensive income adjustments
    Gain on foreign currency translation
    (unaudited)                                        -                 -            -        25,466             -        25,466
                                              -----------      ------------  -----------  ------------  ------------  ------------

Balances, September 30, 2008 (unaudited)      10,144,000        $   10,144   $  358,736    $   25,466   $(1,604,761)   $(1,210,415)
                                              ===========      ============  ===========  ============  ============  ============





                               See notes to unaudited financial statements.


                                CHINA WI-MAX COMMUNICATIONS,INC.
                                (A Development Stage Enterprise)

                                    STATEMENTS OF CASH FLOWS

                                           (UNAUDITED)
                                                                                                                     Period from
                                                                                                                     July 5, 2006
                                                                                                                     (Inception)
                                                                                                                       through
                                                                  Nine months ended      Nine months ended            September 30,
                                                                  September 30, 2008     September 30, 2007               2008
                                                                  --------------------   --------------------      -----------------


Cash flows from operating activities:
   Net loss                                                        $       (1,151,633)    $          (79,884)   $        (1,604,761)
   Adjustments to reconcile net loss to net cash
      used in operating activities:
Common stock issued for services                                              158,500                 25,000                272,250
Non-cash stock option expense (Note 6)                                         87,575                      -                 87,575
Amortization of debt-issuance costs                                             1,901                      -                  4,009
   Changes in assets and liabilities:
   Increase in accounts receivable                                            (21,882)                (2,730)               (21,882)
   Increase in prepaid expenses                                                (9,746)                     -                (17,765)
   Increase (decrease) in accounts payable                                    (42,500)                22,303                 45,001
   Increase in accrued interest                                               128,017                      -                144,397
                                                                     -----------------      -----------------      -----------------

Net cash used in operating activities                                        (849,768)               (35,311)            (1,091,176)
                                                                  --------------------   --------------------      -----------------

Cash flows from investing activities:
       Purchase of property and equipment                                    (199,883)                     -               (481,083)
       Deposits for acquisition of long-lived assets                         (157,576)               (35,000)              (368,042)
                                                                  --------------------   --------------------   --------------------

Net cash used in investing activities                                        (357,459)               (35,000)              (849,125)
                                                                  --------------------   --------------------      -----------------

Cash flows from financing activities:
       Proceeds from issuance of convertible notes payable                  1,143,500                101,500              2,057,500
       Proceeds from issuance of common stock                                   2,310                  5,075                  9,055
       Debt issue costs                                                             -                      -                 (5,270)
                                                                  --------------------   --------------------      -----------------

Net cash provided by financing activities                                   1,114,810                106,575              2,061,285
                                                                  --------------------   --------------------      -----------------

Net (decrease) increase in cash                                               (61,417)                36,264                120,984
Cash, beginning of period                                                     182,401                  1,116                      -
                                                                  --------------------   --------------------      -----------------


Cash, end of period                                                $          120,984    $            37,380    $           120,984
                                                                  ====================   ====================      =================

Supplemental disclosure of non-cash investing
and financing activities:
      Receivable from issuance of common stock                     $                -    $             5,430    $                 -
                                                                  ====================   ====================      =================


                          See notes to unaudited financial statements.

                        CHINA WI-MAX COMMUNICATIONS, INC.
                        (A Development Stage Enterprise)
                          NOTES TO FINANCIAL STATEMENTS
      THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008 AND SEPTEMBER 30, 2007
                                   (Unaudited)


1. Organization, basis of presentation, going concern and management's plans:

         Organization and basis of presentation:

         China Wi-Max Communications, Inc. (the "Company") is a development stage telecommunications broadband provider. The Company is a Nevada corporation formed in July 2006, and is focused on providing commercial customers with high bandwidth connections throughout first and second tier markets in China. For accounting purposes, the Company is classified as a development stage enterprise in accordance with Statement of Financial Accounting Standards ("SFAS") No. 7.

         The Company is implementing plans to build, own, and operate metropolitan area Internet Protocol (IP)-based broadband networks using a combination of Company-owned optical fiber and licensed Wi-Max (Worldwide Interoperability for Microwave Access) capable wireless spectrum. These networks are designed to provide the reliability, redundancy, scalability, and other features expected of a carrier class network. The Company intends to provide value-added services such as IP transport, Internet Service Provider (ISP) services, and broadband internet access. The Company plans to position itself to bypass the local loop facilities of the current local exchange carriers to connect enterprise customers directly to a global communications network.

         In September 2008, the Company effectuated the formation and control of two wholly-owned subsidiaries in China: Beijing Yuan Shan Da Chuan Business Development Ltd. ("Da Chuan") and Beijing Yuan Shan Shi Dai Technology Ltd. ("Shi Dai"). Da Chuan has contractual agreements with two local Chinese companies to use licenses to deliver "Value Added Telecommunications Services". Shi Dai owns optical fiber assets located in Beijing and Hangzhou; Shi Dai's purchases of optical fiber assets were made at the direction of and with funding from China Wi-Max prior to consolidation. The Company began generating revenue in September 2008, when it began initial operation of its network in Beijing.

         The Company's financial statements as of September 30, 2008, and for the period from September 24, 2008 (the date at which the Company gained 100% ownership of Da Chuan and Shi Dai) through September 30, 2008, include the accounts of Da Chuan and Shi Dai.

         The accompanying unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such regulations. The unaudited condensed consolidated financial statements reflect all adjustments and disclosures that are, in the opinion of management, necessary for a fair presentation. Except as described above, all such adjustments are of a normal recurring nature. The results for the nine-month period ended September 30, 2008 are not necessarily indicative of the results expected for the year ending December 31, 2008. These interim financial statements should be read in conjunction with the financial statements and notes included in the Company's Registration Statement on Form 10/A, as filed with the SEC.

                        CHINA WI-MAX COMMUNICATIONS, INC.
                        (A Development Stage Enterprise)
                          NOTES TO FINANCIAL STATEMENTS
      THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008 AND SEPTEMBER 30, 2007
                                   (Unaudited)

1. Organization, basis of presentation, going concern and management's plans (continued):

         Going concern and management's plans:

         The accompanying unaudited interim financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company reported a net loss of approximately $1,152,000 for the nine months ended September 30, 2008, and a working capital deficiency and shareholders' deficit of approxi-mately $1,033,000 and 1,210,000, respectively, at September 30, 2008. The Company has a limited operating history and minimal revenue produc-ing operations. In addition, the Company does not have a revolving loan agreement with any financial institution, nor can the Company provide any assurance it will be able to enter into any such agreement in the future, or be able to raise funds through a future issuance of debt or equity. These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

         To address its current cash flow concerns, the Company completed a $1 million note issuance consisting of 12% convertible notes maturing in December 2008, convertible at $0.25 per share. The Company is in the process of raising additional capital through a $1 million bridge loan, subsequently increased to $1.5 million, which consists of 10% convertible notes maturing in December 2009, convertible at $0.50 per share. The 10% convertible note debt issuance is expected to be completed in the fourth quarter of 2008. In addition, the Company is planning a $5 million private placement of stock in early 2009. Management anticipates that the proceeds from the bridge loans and the private placement will be used primarily to acquire long-lived assets and to begin marketing the Company's services, including the implementation of required infrastructure.

2.       Summary of significant accounting policies:

         Use of estimates in the preparation of financial statements:

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

                        CHINA WI-MAX COMMUNICATIONS, INC.
                        (A Development Stage Enterprise)
                          NOTES TO FINANCIAL STATEMENTS
      THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008 AND SEPTEMBER 30, 2007
                                   (Unaudited)

2.       Summary of significant accounting policies (continued):

         International operations:

         The Company's foreign operations are located in China. Foreign transactions are conducted in currencies other than the U.S. dollar, primarily the Chinese Renmimbi (RMB). As a result, the Company is exposed to movements in foreign currency exchange rates. In addition, the Company is subject to risks including adverse developments in the foreign political and economic environment, trade barriers, managing foreign operations and potentially adverse tax consequences. There can be no assurance that any of these factors will not have a material negative impact on the Company's financial condition or results of operations in the future.

         Long-lived assets:

         Management assesses the carrying values of long-lived assets for impairment when circumstances indicate that such amounts may not be recoverable from future operations. Generally, assets to be held and used are considered impaired if the sum of expected undiscounted future cash flows is less than the carrying amount of the asset.

         Debt issue costs:

         Debt issue costs of approximately $5,000 are being amortized to interest expense on a straight-line basis over the term of the related debt, which matures in December 2008 (Note 4). Accumulated amortization is approximately $4,000 as of September 30, 2008.

         Convertible securities:

         Convertible notes are accounted for in accordance with the provisions of Emerging Issues Task Force ("EITF") Issue No. 98-5, Accounting for Convertible Securities with Beneficial Conversion Features ("EITF 98-5") and EITF Issue No. 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments ("EITF 00-27"). Under these pronouncements, the Company, where applicable, records a beneficial conversion feature amortized as additional discount on debt and recorded as expense. The Company has also considered EITF No. 05-2, The Meaning of Conventional Convertible Debt Instruments and EITF Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock.

         Revenue recognition:

         The Company has minimal revenue-producing operations. The Company recognizes revenue pursuant to Securities and Exchange Commission, Staff Accounting Bulletin ("SAB") No. 101, Revenue Recognition in Financial Statements, as amended by SAB No. 104, Revenue Recognition. Consistent with the requirements of these SABs, revenue will be recognized only when: a) persuasive evidence of arrangement exists, b) delivery has occurred, c) the seller's price to the buyer is fixed, and
         d) collectibility is reasonably assured.

                        CHINA WI-MAX COMMUNICATIONS, INC.
                        (A Development Stage Enterprise)
                          NOTES TO FINANCIAL STATEMENTS
      THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008 AND SEPTEMBER 30, 2007
                                   (Unaudited)


2.       Summary of significant accounting policies (continued):

         Revenue recognized through September 30, 2008 represents broadband service revenue which has been recognized as the service was purchased.

         Loss per share:

         Basic loss per share of common stock is computed based on the weighted average number of common shares outstanding during the year. Common shares issuable upon the conversion of stock options and debt securities (8,323,600 at September 30, 2008; 406,000 at September 30,
         2007) are not considered in the calculation, as the effect would be antidilutive. Therefore, diluted loss per share is equivalent to basic loss per share.

         Recently issued and adopted accounting pronouncements:

         In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment to FASB Statement No. 115. This statement permits companies to choose to measure many financial instruments and other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This statement is expected to expand the use of fair value measurement of accounting for financial instruments, and the fair value option established by this statement permits all entities to measure eligible items at fair value at specified election dates. This statement was effective for the Company on January 1, 2008. The Company did not apply the fair value option to any of its outstanding instruments, therefore SFAS No. 159 did not have an impact on the Company's financial statements.

         In September 2006, the FASB issued SFAS No. 157, Fair Value Measurement. This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. This statement is effective for fiscal years beginning after November 15, 2007. SFAS No. 157 was effective for the Company on January 1, 2008 for all financial assets and liabilities. For non-financial assets and liabilities, SFAS No. 157 is effective for the Company on January 1, 2009. Management is currently determining the effect that the adoption of SFAS No. 157 may have on its financial statements beyond it's current fiscal year.

                        CHINA WI-MAX COMMUNICATIONS, INC.
                        (A Development Stage Enterprise)
                          NOTES TO FINANCIAL STATEMENTS
      THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008 AND SEPTEMBER 30, 2007
                                   (Unaudited)


2.       Summary of significant accounting policies (continued):

         In March 2008, the FASB issued SFAS No. 161, Disclosures about Deriva-tive Instruments and Hedging Activities. SFAS No. 161 requires addition -al disclosure related to derivative instruments and hedging activities. The provisions of SFAS No. 161 are effective for fiscal years and interim periods beginning after November 15, 2008, and the Company is currently evaluating the impact of adoption.

3. Property and equipment and deposits for acquisition of long-lived assets:

         As of September 30, 2008, property and equipment consists of fiber optic cable owned by Shi Dai and located in Beijing and Hangzhou, China. These assets are recorded at cost and are depreciated over their estimated useful lives of 25 years. As these assets were placed in service in late September 2008, depreciation expense and related accumulated depreciation was immaterial for the period.

         As of September 30, 2008, the Company has made a non-refundable deposit of $368,042 with a Chinese company, Beijing Gao Da Yang Guang Communication Technology Ltd. ("Gao Da") in Beijing, China. Gao Da, at the direction of the Company, is acquiring long-lived assets on the Company's behalf. These long-lived assets are to consist of an ISP and three wireless licenses and are to be held by Gao Da for use by the Company. The Company is planning to acquire a 50% ownership interest in Gao Da, at a future date. The Company currently has a pledge of all shares of Gao Da collateralizing the deposits. In September 2008, Da Chuan has entered into a contractual agreement to use the licenses of Gao Da for business operations (Note 7).

4.       Convertible notes payable:

         In June 2007, the Company authorized the sale of up to $1 million of convertible notes payable. During January 2008, the Company oversubscribed the offering and issued $1,004,300 of notes payable, which mature on December 31, 2008, bear interest at 12% per annum, and are unsecured. Principal and interest are convertible at any time into shares of the Company's common stock at $0.25 per share, at the option of the note holders. In addition, in March 2008, the Company authorized the sale of up to an additional $1 million of convertible notes payable. As of September 30, 2008, the Company issued $1,053,200 of notes payable, which mature on December 31, 2009, bear interest at 10% per annum, and are unsecured. Principal and interest are convertible at any time into shares of the Company's common stock at $0.50 per share, at the option of the note holders.

5.       Income taxes:

         Based on statutory rates, the Company's expected income tax benefit was approximately $391,000 and $27,000 for the nine month periods ended September 30, 2008 and 2007, respectively., The expected income tax benefit differs from the actual benefit of $0 each period, due primarily to the valuation allowance. As the Company is unable to determine that it is more likely than not that future taxable income of the Company will be sufficient to utilize the operating loss carryforwards, a valuation allowance has been established against these assets.

                        CHINA WI-MAX COMMUNICATIONS, INC.
                        (A Development Stage Enterprise)
                          NOTES TO FINANCIAL STATEMENTS
      THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008 AND SEPTEMBER 30, 2007
                                   (Unaudited)


6.       Shareholders' deficit:

         Receivable from issuance of common stock:

         At December 31, 2007, the Company had a receivable for common stock issued of $2,570. All payments were received subsequent to the balance sheet date.

         Stock option plan:

         Effective January 1, 2008, the Company established a Stock Option Award and Compensation Plan (the "Plan") covering up to four million shares of the Company's common stock. Any employee, consultant or Director of the Company and its subsidiaries are eligible to participate. The exercise prices of the options granted were determined by the Plan committee, whose members are appointed by the Board of Directors, and the exercise prices are generally to be established at the estimated fair value of the Company's common stock at the date of grant. Options are to be granted with terms not to exceed five years. The Company granted 2,600,000 options during the first quarter of 2008 with an exercise price of $.25 per share and cancelled 400,000 of these grants in the second quarter of 2008.. There were 581,250 vested options as of September 30, 2008. Before any employee options may be delivered or exercised, the shareholders must ratify the Plan.

         The compensation committee may award incentive stock options and nonqualified stock options under the 2008 Plan. Only employees may receive incentive stock options. The compensation committee also determines the exercise price of each option. However, the exercise price of an incentive stock option may not be less than 100% of the fair market value of the underlying shares on the date of grant. The exercise price of any option may not be less than the par value of the underlying share(s).

         The compensation committee determines the term of each option, but no term may exceed 10 years from the date of grant. The compensation committee also determines at what time or times each option may be exercised and any conditions that must be met before an option may be exercised. Options may be made exercisable in installments, and the exercisability of options may be accelerated by the compensation committee.

         The Company recorded total stock-based compensation of $15,650 and $87,575 for the three and nine months ended September 30, 2008, respectively, for options that vested during the periods. These costs are included in general and administrative expense. As of September 30, 2008, the estimated fair value of unvested stock options was approximately $206,000, which is expected to be recognized over a weighted average period of approximately one year.

                        CHINA WI-MAX COMMUNICATIONS, INC.
                        (A Development Stage Enterprise)
                          NOTES TO FINANCIAL STATEMENTS
      THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008 AND SEPTEMBER 30, 2007
                                   (Unaudited)


6.       Shareholders deficit (continued):

         Stock option plan:

         The Company uses the Black-Scholes option pricing model to determine the weighted average fair value of options. The weighted average fair value of options granted during the nine months ended September 30, 2008 was $0.13 per option. The assumptions utilized to determine the fair value of options granted during the nine months ended September 30, 2008 are provided in the following table. There were no options granted during 2007.

                Risk free interest rates                      1.61% - 2.89%
                Expected volatility                             80% - 89%
                Expected term in years                            2 - 3
                Expected dividend yield                             -

         The following table sets forth the activity in the Company's Stock Option Plan since its January 1, 2008 establishment:


                                                               Weighted
                                               Number of        Average
                                               Shares Under     Exercise                     Average
                                               -lying Options    Price       Exercisable    Fair Value
                                               ------------- ------------- --------------- -------------
         Outstanding January 1, 2008                 -             -              -              -
         Granted during period                   2,600,000       $0.25         681,250         $0.13
         Forfeited/expired                        (400,000)       0.25        (100,000)         0.14
                                               ------------- ------------- --------------- -------------
         Outstanding September 30, 2008          2,200,000       $0.25         581,250         $0.13
                                               ============= ============= =============== =============

         It was determined that there was no intrinsic value attributable to options granted during the nine months ended September 30, 2008, as the estimated market price of the Company's common stock of $.25 per share was the same as the exercise price of the options.

         Common stock issued for services:

         During the nine months ended September 30, 2008, the Company issued 634,000 shares of common stock to various parties as employment signing bonuses and payments for services performed for the Company, valued at $158,500 ($0.25 per share). No shares were issued for services in the three months ended September 30, 2008. There were 100,000 shares of common stock issued for services during the nine months ended September 30, 2007, valued at $25,000. No shares were issued for services in the three months ended September 30, 2007.

                        CHINA WI-MAX COMMUNICATIONS, INC.
                        (A Development Stage Enterprise)
                          NOTES TO FINANCIAL STATEMENTS
      THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008 AND SEPTEMBER 30, 2007
                                   (Unaudited)



7.       Commitment:

         In September 2008, the Company, through Da Chuan, entered into a 20-year contract with Gao Da, in which the Company is entitled to utilize and manage all aspects of Gao Da's business assets (which primarily consist of optical fiber assets and licenses) for the Company's benefit, as defined. In September 2008, Gao Da also assigned the rights, title and interest in certain customer accounts to the Company. As consideration for the service agreement, the Company is to pay or reimburse Gao Da for any licensing fees for base stations or license renewal expenses, and the Company is to pay a quarterly fee to Gao Da based on a percentage of net revenue generated from Gao Da's business operations, as defined. At September 30, 2008, the accounts receivable balance of $21,882 is due from Gao Da. This balance was collected subsequent to September 30, 2008.

         Gao Da's president and sole shareholder owns approximately 7.4% of the Company's common stock.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our unaudited financial statements and notes thereto included herein. In connection with, and because we desire to take advantage of, the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, we caution readers regarding certain forward looking statements in the following discussion and elsewhere in this report and in any other statement made by, or on our behalf, whether or not in future filings with the Securities and Exchange Commission. Forward-looking statements are statements not based on historical information and which relate to future operations, strategies, financial results or other developments. Forward looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control and many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward looking statements made by, or on our behalf. We disclaim any obligation to update forward-looking statements.

The independent registered public accounting firm's report on the Company's financial statements as of December 31, 2007, and for each of the periods then ended, includes a "going concern" explanatory paragraph, that describes substantial doubt about the Company's ability to continue as a going concern.

GENERAL

China Wi-Max plans to be a telecommunications broadband business focused on providing commercial customers with high bandwidth connections in first and second tier markets in China through subsidiary companies. Through these wholly and partially owned subsidiaries, China Wi-Max intends to build, own, and operate metropolitan area Internet Protocol (IP) based broadband networks, using both owned optical fiber and licensed Wi-Max capable wireless spectrum.

China Wi-Max currently has two wholly owned Chinese operating subsidiaries. The operating subsidiaries have the assets and licenses or have entered into contract arrangements with other companies that have the requisite licenses to deliver value added telecommunications services in Beijing, China. Of equal importance is raising sufficient capital to enable execution of the business plan both short and long term, as telecommunications is a capital intensive business. China Wi-Max operating subsidiaries' personnel and contract staff in China are continuing to evaluate equipment providers for the core and last mile network and developing sales and marketing plans and gathering necessary information to execute those plans. The initial fiber network in Beijing carried its first commercial traffic in September, 2008. Appropriate legal documents needed for all aspects of the business have been or are being developed. Ensuring that business plans and the associated execution of those plans are carried out is an ongoing high priority activity.

To the extent China Wi-Max operations are not sufficient to fund the Company's capital requirements, China Wi-Max may enter into a revolving loan agreement with financial institutions or attempt to raise capital through the sale of additional capital stock or through the issuance of debt. At the present time China Wi-Max does not have a revolving loan agreement with any financial institution nor can the Company provide any assurance that it will be able to enter into any such agreement in the future or be able to raise funds through the further issuance of debt or equity.

RESULTS OF OPERATIONS

Results of Operations for the Three Months Ended September 30, 2008 Compared to the Three Months Ended September 30, 2007

During the three months ended September 30, 2008 and 2007, China Wi-Max recognized revenues of approximately $15,000 and $0 from its operational activities.

During the three months ended September 30, 2008, China Wi-Max incurred general and administrative expenses of $297,035 compared to $16,340 for the three months ended September 30, 2007. The $280,695 increase was a result of an increase in the Company's operational activities compared to the prior period. During the three months ended September 30, 2008, the Company continued to increase its staff and outside consultants, as it began implementation of its business plan. As a result of the staff increases, there was an increase of approximately $116,000 in salary and wages, expenses for operations in China increased by $73,000, consulting and professional fees increased by $49,000 and travel increased by $14,000 over the prior period ended September 30, 2007

During the three months ended September 30, 2008, China Wi-Max recognized a net loss of $342,897 compared to a net loss of $16,340 during the three months ended September 30, 2007. The $326,557 increase in net loss was primarily a result of the $280,000 increase in general and administrative expenses, discussed above combined with the $49,387 increase in interest expense as a result of the issuance of convertible promissory notes discussed below.

China Wi-Max's basic loss per share was $.03 during the three months ended September 30, 2008 versus a net loss of less than $0.01 per share during the three months ended September 30, 2007.

Results of Operations for the Nine Months Ended September 30, 2008 Compared to the Nine Months Ended September 30, 2007

During the nine months ended September 30, 2008 and 2007, China Wi-Max recognized revenues of approximately $15,000 and $0 from its operational activities.

During the nine months ended September 30, 2008, China Wi-Max incurred general and administrative expenses of $1,026,084 compared to $79,884 for the nine months ended September 30, 2007. The $946,200 increase was primarily the result of an increase in the Company's operational activities compared to the prior period. During the nine months ended September 30, 2008, the Company hired its initial staff and increased use of outside consultants as it continued implementation of its business plan. The period over period increase was primarily a result of the staff increases, with an increase of $310,000 in salary and wages, increased consulting and professional fees of $280,000, expenses for operations in China increased of $108,000 and increased travel expense of $28,000. During the nine months ended September 30, 2008, China Wi-Max incurred $246,075 in expenses related to stock and options issued as payment for services compared to $25,000 for the nine months ended September 30, 2007.

During the nine months ended September 30, 2008, China Wi-Max recognized a net loss of $1,115,633 compared to a net loss of $79,884 during the nine months ended September 30, 2007. The $1,071,749 increase in net loss was primarily the result of the $946,200 increase in general and administrative expenses, discussed above combined with the 129,074 increase in interest expense as a result of the issuance of convertible promissory notes discussed below.

China Wi-Max's basic loss per share was $0.12 during the nine months ended September 30, 2008 versus a net loss per share of $0.01 during the nine months ended September 30, 2007.

LIQUIDITY

Cash flow from operations has not historically been sufficient to sustain China Wi-Max's operation without additional sources of capital. At September 30, 2008, the Company had total current assets of $160,631, consisting of cash of $120,984, accounts receivable of $21,882 and prepaid expenses of $17,765. At September 30, 2008, the Company had total current liabilities of $1,193,698. Total current liabilities consist of accounts payable of $45,001, accrued interest of $144,397 and current convertible notes payable of $1,004,300. At September 30, 2008, the Company had a working capital deficit of $1,033,067.

During the nine months ended September 30, 2008, China Wi-Max used $821,732 in its operating activities. The net loss of $1,151,633 was adjusted for $158,500 of services paid for by the issuance of common stock, $87,575 in non-cash option expenses and $1,901 in amortization of debt issuance costs. During the nine months ended September 30, 2008, there was a $32,892 increase in accounts receivable, $3,834 decrease in prepaid expenses, a $32,892 decrease in accounts payable, a $128,017 increase in accrued interest and a $40 increase in payroll liabilities.

During the nine months ended September 30, 2007, China Wi-Max used $35,311 in its operating activities. A net loss of $79,884 was adjusted for $25,000 of services paid for by the issuance of common stock. During the nine months ended September 30, 2007, there was a $3,686 decrease in accounts receivable and a $15,887 increase in accounts payable.

During the nine months ended September 30, 2008, China Wi-Max used $357,459 in its investing activities, of which $174,417 was for purchases of optical fiber and $183,042 was for deposits for the acquisition of long-lived assets, which relate to the acquisition of business and wireless licenses in Beijing, Hangzhou and Shanghai, China. During the nine months ended September 30, 2007, China Wi-Max used $35,000 in its investing activities on deposits for long lived assets in Beijing, China.

During the nine months ended September 30, 2008, China Wi-Max received $1,143,240 from its financing activities. During the nine months ended September 30, 2007, China Wi-Max received $106,575 from its financing activities.

In June 2007, the Board of Directors authorized the sale of up to $1 million of unsecured convertible promissory notes. Principal and interest are convertible at any time into shares of China Wi-Max's common stock at $0.25 per share, at the option of the note holders. As of January 2008, the Company oversubscribed the offering and issued $1,004,300 of notes payable, which mature on December 31, 2008, bear interest at 12% per annum, and are unsecured. During the nine months ended September 30, 2008, China Wi-Max issued an additional $1,053,200 in unsecured convertible promissory notes, which mature on December 31, 2009, bearing interest at 10% per annum, and are unsecured. Principal and interest are convertible at any time into shares of China Wi-Max's common stock at $0.50 per share, at the option of the promissory note holders. China Wi-Max has not paid nor is any principal or interest due on these notes. As of September 30, 2008, there is $2,057,500 in outstanding convertible notes payable and accrued interest of $144,397. China Wi-Max is not in default with regard to these notes.

During the nine months ended September 30, 2008, China Wi-Max issued 634,000 shares of its common stock to individuals as employment signing bonuses and payments for services performed for China Wi-Max, valued at $158,500.

During the nine months ended September 30, 2008, China Wi-Max issued stock options exercisable for 2,600,000 shares of its common stock. The options have an exercise price of $0.25 per share and a term of 5 years. Subsequent to the issuance, options exercisable for 400,000 shares of common stock were cancelled. The options have variable vesting rates. During the nine months ended September 30, 2008, options exercisable for 581,250 shares were vested. These options were valued using the Black-Scholes model, and the Company has recorded $87,575 of stock based compensation expense during the nine months ended September 30, 2008.

To the extent China Wi-Max's operation are not sufficient to fund its capital requirements, China Wi-Max may enter into a revolving loan agreement with financial institutions or attempt to raise capital through the sale of additional capital stock or through the issuance of debt. At the present time China Wi-Max does not have a revolving loan agreement with any financial institution nor can it provide any assurance that it will be able to enter into any such agreement in the future or be able to raise funds through the further issuance of debt or equity.

In the event that our operating plan changes due to changes in our strategic plans, lower than expected revenues, unanticipated expenses, increased competition, unfavorable economic conditions or other unforeseen circumstances, including the continued turmoil and tightening of the credit markets, and further weakening of consumer confidence and spending, our liquidity may be negatively impacted. If so, we could be required to adjust our expenditures for the remainder of 2008 and for 2009 to conserve working capital or raise additional capital, possibly including debt or equity financing, to fund operations and our growth strategy.

Need for Additional Financing

China Wi-Max's business plan requires funding to develop and expand a new capital intensive business. China Wi-Max has been addressing funding needs for the next twelve months estimated at $10 to $15 million dollars to carry out the business plan. To continue to expand and grow the business beyond twelve months will require significant additional capital and China Wi-Max expects to be continually raising funds for at least the next twenty-four months to thirty-six months. Although management believes there is tremendous upside potential, failure to raise sufficient additional capital could result in reduced growth, or in the worst case, failure of the business. These ongoing capital needs are reflected in the Company's independent registered public accounting firm's Going Concern comments for the audited period ending December 31, 2007.

No commitments to provide additional funds have been made by our management or other stockholders. Accordingly, there can be no assurance that any additional funds will be available to us to allow it to cover our expenses as they may be incurred.

ITEM 3.  QUANTATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable

ITEM 4.  CONTROLS AND PROCEDURES

Disclosures Controls and Procedures

We have adopted and maintain disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) that are designed to ensure that information required to be disclosed in our reports under the Exchange Act, is recorded, processed, summarized and reported within the time periods required under the SEC's rules and forms and that the information is gathered and communicated to our management, including our Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), as appropriate, to allow for timely decisions regarding required disclosure.

As required by SEC Rule 15d-15(b), we carried out an evaluation under the supervision and with the participation of our management, including the Chief Executive Officer/Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 15d-14 as of the end of the period covered by this report. Based on the foregoing evaluation, our Chief Executive Officer/Chief Financial Officer has concluded that our disclosure controls and procedures are effective in timely alerting him to material information required to be included in our periodic SEC filings and to ensure that information required to be disclosed in our periodic SEC filings is accumulated and communicated to our management, including our Chief Executive Officer/Chief Financial Officer, to allow timely decisions regarding required disclosure.

Management's Report on Internal Control over Financial Reporting

This quarterly report does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of the Company's registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission of newly public companies.

ITEM 4T. CONTROLS AND PROCEDURES

Management's Report on Internal Control over Financial Reporting

This quarterly report does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of the Company's registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission of newly public companies.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

                NONE

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company made the following unregistered sales of its securities from July 1, 2008 through September 30, 2008.


  DATE OF SALE      TITLE OF SECURITIES     NO. OF SHARES          CONSIDERATION           CLASS OF PURCHASER
----------------- ------------------------- -------------- ------------------------------- ---------------------------------

    7/29/08       Common Stock              150,000        $75,000 Convertible             Business Associate
                                                           Promissory Note
----------------- ------------------------- -------------- ------------------------------- ---------------------------------
    7/30/08       Common Stock              300,000        $150,000 Convertible            Business Associate
                                                           Promissory Note
----------------- ------------------------- -------------- ------------------------------- ---------------------------------
    8/29/08       Common Stock              220,000        $110,000 Convertible            Business Associate
                                                           Promissory Note
----------------- ------------------------- -------------- ------------------------------- ---------------------------------
    9/30/08       Common Stock              76,400         $38,200 Convertible             Business Associate
                                                           Promissory Note

Exemption From Registration Claimed

All of the sales by the Company of its unregistered securities were made by the Company in reliance upon Section 4(2) of the Securities Act of 1933, as amended (the "1933 Act"). All of the individuals and/or entities listed above that purchased the unregistered securities were almost all existing shareholders, all known to the Company and its management, through pre-existing business relationships, as long standing business associates. All purchasers were provided access to all material information, which they requested, and all information necessary to verify such information and were afforded access to management of the Company in connection with their purchases. All purchasers of the unregistered securities acquired such securities for investment and not with a view toward distribution, acknowledging such intent to the Company. All certificates or agreements representing such securities that were issued contained restrictive legends, prohibiting further transfer of the certificates or agreements representing such securities, without such securities either being first registered or otherwise exempt from registration in any further resale or disposition.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

                None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

               None.


ITEM 5.  OTHER INFORMATION

               None.


ITEM 6.  EXHIBITS

Exhibits. The following is a complete list of exhibits filed as part of this Form 10-Q. Exhibit numbers correspond to the numbers in the Exhibit Table of
Item 601 of Regulation S-K.

     Exhibit 31 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act

     Exhibit 32 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act

                                   SIGNATURES


     Pursuant to the requirements of Section 12 of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.





                                            CHINA WI-MAX COMMUNICATIONS, INC.
                                            (Registrant)



Dated:   November 18, 2008                  By: /s/ George E. Harris
                                                --------------------------------
                                                George E. Harris, President and
                                                Chief Financial Officer