Form 10-K
period 2008-12-31
China Wi-Max Communications, Inc.
filed 2009-04-14
CIK 1434667

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-K


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the fiscal year ended December 31, 2008

                                     Or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from _________ to _____________


                        Commission file number: 000-53268


                        CHINA WI-MAX COMMUNICATIONS, INC.
                        ---------------------------------
             (Exact name of registrant as specified in its charter)


             Nevada                                             61-1504884
----------------------------------                        ----------------------
 State or other jurisdiction of                               I.R.S. Employer
  incorporation or organization                             Identification No.

             1905 Sherman Street, Suite 335, Denver, Colorado 80203
 ------------------------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

               Registrant's telephone number, including area code:

                                  303-993-8028

           Securities registered pursuant to Section 12(b) of the Act:

 Title of each class                                     Name of each exchange
     registered                                           on which registered
---------------------------                            ------------------------
     Not Applicable                                         Not Applicable

           Securities registered pursuant to Section 12(g) of the Act:
                                  Common Stock

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
                                                                  Yes |_| No |X|


Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
                                                                  Yes |_| No |X|

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                                  Yes |X| No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
                                                                             |X|

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check One).

----------------------------- -----------  -------------------------- ----------
Large accelerated filer         [___]      Accelerated filer            [___]
----------------------------- -----------  -------------------------- ----------
Non-accelerated filer           [___]      Smaller reporting company    [_X_]
(Do not check if a smaller
reporting company)
----------------------------- -----------  -------------------------- ----------

Indicate by check mark whether the  Registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act).                                  Yes |_| No |X|

The aggregate market value of voting stock held by non-affiliates of the registrant was $0, as the registrant's stock does not trade on any market at the time of this filing.

There were 11,820,002 shares outstanding of the registrant's Common Stock as of April 8, 2009.

                                TABLE OF CONTENTS

                                     PART I

ITEM 1        Business                                                        4
ITEM 1 A.     Risk Factors                                                   13
ITEM 1 B.     Unresolved Staff Comments                                      24
ITEM 2        Properties                                                     24
ITEM 3        Legal Proceedings                                              24
ITEM 4        Submission of Matters to a Vote of Security Holders            24

                                     PART II

ITEM 5        Market for Registrant's Common Equity, Related Stockholder
              Matters and Issuer Purchases of Equity Securities              24
ITEM 6        Selected Financial Data                                        26
ITEM 7        Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                      26
ITEM 7 A.     Quantitative and Qualitative Disclosures About Market Risk     32
ITEM 8        Financial Statements and Supplementary Data                    32
ITEM 9        Changes in and Disagreements with Accountants on Accounting
              and Financial Disclosure                                       48
ITEM 9 A.     Controls and Procedures                                        48
ITEM 9 A(T).  Controls and Procedures                                        48
ITEM 9B       Other Information                                              49

                                    PART III

ITEM 10       Directors, Executive Officers, and Corporate Governance        49
ITEM 11       Executive Compensation                                         52
ITEM 12       Security Ownership of Certain Beneficial Owners and Manage-
              ment and Related Stockholder Matter                            57
ITEM 13       Certain Relationships and Related Transactions, and Director
              Independence                                                   58
ITEM 14       Principal Accountant Fees and Services                         60

                                     PART IV

ITEM 15       Exhibits, Financial Statement Schedules                        60
SIGNATURES                                                                   62

                           FORWARD LOOKING STATEMENTS

This document includes forward-looking statements, including, without limitation, statements relating to China Wi-Max's plans, strategies, objectives, expectations, intentions and adequacy of resources. These forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause China Wi-Max's actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. These factors include, among others, the following: ability of China Wi-Max to implement its business strategy; ability to obtain additional financing; China Wi-Max's limited operating history; unknown liabilities associated with future acquisitions; ability to manage growth; significant competition; ability to attract and retain talented employees; and future government regulations; and other factors described in this registration statement or in other of China Wi-Max filings with the Securities and Exchange Commission. China Wi-Max is under no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.


                                     PART I

ITEM 1.  BUSINESS

China Wi-Max Communications, Inc.
---------------------------------

China Wi-Max Communications, Inc. ("China Wi-Max" or "the Company"), incorporated in the state of Nevada on July 5, 2006, is a development-stage Company focused on providing commercial customers, specifically in first and second tier markets in China with high-bandwidth broadband connections through wholly owned Chinese subsidiary companies. China Wi-Max, through its wholly owned Chinese subsidiaries and those contracts the subsidiaries have executed, is building and operating metropolitan area Internet Protocol (IP) based broadband networks in China. China Wi-Max is using owned (through wholly owned subsidiaries) equipment and optical fiber and licensed Wi-Max capable wireless spectrum (through contracts its subsidiaries have executed with local Chinese companies). Although China Wi-Max operates through wholly owned Chinese subsidiaries, it has direct and full control over these wholly owned subsidiaries operations, subject to the laws and regulations of China.

Broadband networks established, owned and operated by China Wi-Max's wholly owned Chinese subsidiaries are designed to provide the reliability, redundancy, scalability, and other features expected of a carrier class network. China Wi-Max believes these networks can bypass the local loop facilities of the local exchange carrier to connect enterprise customers directly to the global communications network. At this time, China Wi-Max has one part-time and four full-time employees in the United States, augmented by a number of contract personnel and professional services organizations.

There is no trading market for China Wi-Max's common stock. We are subject to the reporting requirements under the Securities and Exchange Act of 1934,
Section 13a. We are registered under Section 12(g) of the Securities Exchange Act of 1934. As a result, shareholders do have access to the information required to be reported by publicly held companies under the Exchange Act and the regulations thereunder. We intend to provide our shareholders with quarterly unaudited reports and annual reports containing financial information prepared in accordance with U.S. generally accepted accounting principles and audited by an independent registered public accounting firm which will be accessible at the SEC website (www.sec.gov) or they can be requested by sending correspondence to 1905 Sherman Street, Suite 335, Denver, Colorado 80203.

China  Wi-Max  maintains  a  website  at   www.chinawi-max.com,   which  is  not
incorporated in and is not a part of this report.

China Wi-Max Strategy
---------------------

China Wi-Max has created a carrier class fiber optic and wireless telecommunications network by combining licenses and assets owned or held by its wholly owned Chinese subsidiaries and contract relationships within China arranged by its wholly owned Chinese subsidiaries with other Chinese companies. The Company currently has two wholly-owned (100%) subsidiaries in China - 1) Beijing Yuan Shan Da Chuan Business Development Ltd. (hereafter Da Chuan) and 2) Beijing Yuan Shan Shi Dai Technology Ltd. (hereafter Shi Dai). Ownership of these two entities was effectuated in September 2008. One of these subsidiaries, Da Chuan, has contractual agreements with a local Chinese company, Beijing Gao Da Yang Guang Communication Technology Ltd. (hereafter Gao Da) to use this local company's licenses and contract relationships to deliver wireless and "Value Added Telecommunications Services".

At this time, under the direction of, and with funding from, China Wi-Max, its wholly owned Chinese subsidiaries have acquired optical fiber and contracts to exclusively use wireless spectrum licenses in Beijing and Hangzhou (plus use of a spectrum license in Shanghai) held by Gao Da. The fiber assets and equipment are owned by the Company's wholly owned subsidiary, Shi Dai. Da Chuan has entered into a 20 year exclusive contract to use the assets of Shi Dai. The wireless licenses are held by a local Chinese company, Gao Da. The Company's wholly owned Chinese subsidiary, Da Chuan, has entered into a contract with Gao Da for the exclusive use of these wireless and other licenses for the next 20 years. China Wi-Max has accounted for its 20 year contractual relationship with Gao Da for wireless licenses as an intangible asset, as these licenses are not held or owned by China Wi-Max. The primary party controlling Gao Da, Frank Jia, owns approximately 9.3% of China Wi-Max stock.

Starting in January 2008, China Wi-Max began a 10% Convertible Promissory Note offering. As a result of such offering, China Wi-Max received $1,524,800, through April 8, 2009 of which $1,429,800 was received through December 31, 2008, and $95,000 was received subsequent to December 31, 2008. The funds raised to date from this offering have been used to purchase the optical fiber in Beijing and Hangzhou and spectrum licenses in Beijing, Hangzhou and Shanghai and to complete the initial deployment of the fiber optics connectivity in Beijing during 2008.

In the future, in order to fully complete the China Wi-Max business plan described herein, China Wi-Max will need to raise at least a subsequent round of $2 to $5 million dollars through equity, debt, or a combination thereof during 2009. The intent is to use these funds to acquire additional optical fiber assets and use of wireless spectrum in up to eight additional markets in 2009 through its wholly owned subsidiary companies and associated contract arrangements, as well as starting up the operations in Hangzhou and Shanghai and expanding the Beijing network.

Overview of Current Corporate Structure
---------------------------------------

The following chart represents an overview of the corporate structure that is being employed by China Wi-Max as it executes its business plan:

                    Please refer to Exhibit 99.1 - Appendix A

China Wi-Max's wholly owned Chinese subsidiaries are operating in China through the use of owned assets and contractual relationships with local companies such as Gao Da that have Value Added Telecommunications Licenses and/or hold wireless spectrum licenses.

Da Chuan was established as a wholly owned foreign entity of the Company in September of 2008. Da Chuan is the primary interface with end customers in China through a contract executed between it and Gao Da (a wireless license holder), whereby Da Chuan is to manage all aspects of Gao Da's assets and business related to wireless and ISP licenses. This includes the contract executed between Gao Da and Beijing Long Teng Jia Xun Network Technology Ltd. (hereafter Long Teng), a Value Added Telecommunications license holder, whereby Gao Da can provide Value Added Telecommunications Services. The contract between Gao Da and Long Teng specifically establishes Da Chuan as the servicing agent for customers of Gao Da. When customers sign their service contracts, there will be three parties to the contract. At this time, the three parties are the customer receiving service, Da Chuan as the servicing company and Long Teng as the Value Added Telecommunications Services licensee.

In addition, our wholly owned Chinese subsidiary, Da Chuan, has entered into a contract with our wholly owned Chinese subsidiary, Shi Dai, to utilize Shi Dai's optical fiber and other network assets. Da Chuan will operate all aspects of the networks and business on behalf of Gao Da and Shi Dai. This will include, but not be limited to: sales, marketing, customer service, customer billing, collection, network management, equipment specification and other engineering services. All customer payments will be collected by Da Chuan. Various contracts define the services to be rendered and amounts to be paid from and to the various parties and the associated terms of such payments. At this time, all end customers serviced by Da Chuan on behalf of Gao Da will be customers under Long Teng's ISP license. Da Chuan's Board of Directors and management have been appointed by China Wi-Max. Da Chuan is China Wi-Max's primary wholly owned Chinese operating subsidiary.

Shi Dai was initially established as a locally owned Chinese entity and 100% of the outstanding shares of Shi Dai were acquired by China Wi-Max in September of 2008. Shi Dai currently holds fiber optic cable deeds for Beijing and Hangzhou. Going forward, Shi Dai holds or will hold fiber optic cable assets and such other physical assets as are needed in order to establish and operate the networks to be deployed in China. Shi Dai's Board of Directors and management have been appointed by China Wi-Max.

Gao Da was established in China as a locally owned Chinese entity. China Wi-Max's wholly owned Chinese subsidiaries will operate in conjunction with Gao Da on a contract basis. Da Chuan, China Wi-Max's wholly owned subsidiary has entered into an exclusive 20 year contract to manage Gao Da's assets and business related to wireless and ISP licenses. Currently, Gao Da has eight full-time employees and business activity, which has been funded primarily by deposits delivered by China Wi-Max. Any portion of the deposited funds that have been used for expense purposes have been recorded as such in China Wi-Max financial statements. Gao Da holds wireless spectrum licenses for Beijing, Hangzhou and Shanghai, which were funded by China Wi-Max, originally recorded by China Wi-Max as deposits, now recorded as an intangible asset and are being used by Da Chuan via contract. Gao Da has issued a Declaration of Trust to China Wi-Max as Beneficiary pledging all Gao Da shares to China Wi-Max.

Material Terms of Contracts:
---------------------------

There are three  primary  contracts  at this time that  enable  China  Wi-Max to
operate  the  business  in  China  today   through  its  wholly  owned   Chinese
subsidiaries.

The first contract is between the two wholly owned Company subsidiaries, Shi Dai and Da Chuan. This twenty (20) year exclusive contract enables Da Chuan to utilize the network assets owned by Shi Dai to provide internet related services. Da Chuan will pay Shi Dai ten percent (10%) of Da Chuan's net revenue for maintenance and support of the Shi Dai assets.

The second primary contract is an exclusive twenty (20) year contract between Gao Da and Da Chuan, whereby Da Chuan will manage Gao Da's assets and business related to wireless and ISP licenses. Da Chuan will obtain and service retail and wholesale customers on behalf of Gao Da and will provide billing and collection services, etc. Da Chuan will use the various resources held by Gao Da to deliver services to end customers. Da Chuan will pay Gao Da one percent (1%) of the net revenue generated from the use of Gao Da's assets and other resources.

The third primary contract is between Gao Da and Long Teng for a term of two (2) years. This contract provides for Gao Da (effectively assigned to Da Chuan by the second primary contract mentioned above) to obtain wholesale and retail customers utilizing Long Teng's license. Gao Da will pay Long Teng three percent of (3%) of the revenues derived from service contracts signed by Long Teng with end customers served by Da Chuan on behalf of Gao Da. Gao Da agrees to provide Long Teng favorable pricing on data transport services across the fiber network managed by Da Chuan on behalf of Shi Dai, if requested. Da Chuan and Shi Dai have tentatively agreed to provide this access, prices to be determined when, and if, requested.

For financial reporting purposes, China Wi-Max is consolidating its investments in its wholly owned subsidiaries.

In the early growth years of the business, money to build the business in China is flowing from China Wi-Max to its wholly owned subsidiaries and other entities, in the form of loans or deposits, as necessary to meet requirements of the China Wi-Max business plan. Currently, there are no legal impediments that would hinder future repayment of these loans/deposits (investment other than for registered capital will be in the form of a loan) to the parent Company, China Wi-Max. Additionally, there are no existing legal impediments for the subsidiaries to pay dividends to the parent Company, China Wi-Max, after the appropriate in-country (China) taxes are paid. The current business plan does not contemplate the need for any funds to be returned from the subsidiary entities in China to China Wi-Max in the United States for successful execution.

The preceding description of the current corporate structure provides China Wi-Max with the basis to operate a value-added telecommunications service business in China through its wholly owned Chinese subsidiaries that meets legal and regulatory requirements, while at the same time giving the corporate parent significant direct and indirect control over operations.

Contracts, Licenses and Agreements

The Cooperation Agreement by and between Gao Da and Long Teng provides for both parties to use each other's existing fiber network and related infrastructures and licenses to develop their services in Beijing. The Cooperation Agreement further enables Da Chuan (a subsidiary of China Wi-Max) to obtain new customers on behalf of Gao Da and for collecting fees from and issuing invoices to customers. The Cooperation Agreement provides for Gao Da to pay on a quarterly basis 3% of the revenue received from the services sold by Da Chuan on behalf of Gao Da to Long Teng.

The cooperation agreement between Da Chuan and Gao Da provides for Da Chuan to pay Gao Da 1% of the net revenues collected by Da Chuan resulting from the use of Gao Da's assets. The contract between Da Chuan and Shi Dai provides for Da Chuan to pay Shi Dai 10% of the net revenues collected by Da Chuan for customers using the network assets held by Shi Dai.

China Wi-Max has access to three metropolitan area city 5.8GHz frequency licenses, held by Gao Da, which were granted from the Ministry of Information Industry (MII) offices of Beijing, Hangzhou and Shanghai, through its intangible contractual rights with Gao Da. The coverage is the administrative area of each city government. The frequency range of the licenses is from 5725MHz-5850MHz.

According to the National Radio Stations Frequency Occupation Charging Standard the license holder must pay the following annual fees for spectrum use:

     o For microwave station frequencies below 10GHz, the charge is 40 Yuan per station in operation, per MHz per year, for example, if the base station working frequency is 4MHz x 40RMB/Year or 8MHz x 40RMB/Year. In Beijing: x 1(yr), Shanghai: x 3(yr); Hangzhou: x 2(yr)

Three license usage period:

Beijing: January 7, 2008 through December 1, 2010
Hangzhou: November 1, 2007 through October 30, 2009
Shanghai: June 1, 2008 through May 31, 2011

National radio frequency usage regulations:

During the license-effective period, base stations set up and used in the network have to be registered at local MII offices. One month before the expiration date of each license, there is a requirement to apply for annual inspection and submit a renewal fee for each station. It is not necessary to reapply for licenses and no limitation exists on the number of base stations set up.

Da Chuan may use Wi-Fi for internal distribution of broadband within buildings. Public Wi-Fi (Wi-Fi existing outside of a structure) requires registration and associated fees; Wi-Fi existing within a structure is exempted from said requirements. As a result no Wi-Fi registration is currently contemplated.

Current Services Offered

China Wi-Max began offering broadband access services in China, starting September, 2008. The initial high speed broadband internet connections in Beijing are available on a pilot basis and are not yet revenue generating.

Service Delivery

China Wi-Max began deploying and delivering optical fiber network services on a pilot basis via its 100% owned subsidiaries and their contract relationships in September 2008. This initial deployment began in Beijing, where the Company is validating network performance. Service to customers is available through direct connections to the optical fiber. Connections over licensed radio spectrum are to begin in 2009. Services to be offered to customers include high speed broadband Internet access, Voice-over Internet Protocol, or VoIP, bandwidth on demand, bandwidth redundancy, virtual private networks (VPNs), disaster recovery, bundled data, and video services. Reviews of, and testing with, multiple equipment vendors to determine performance, availability, price, and ability to scale within each market and across multiple markets are currently in process. China Wi-Max used proceeds it has raised through its convertible bridge loan to set up this initial Beijing network. The Board has authorized up to a 100% oversubscription (additional $1,000,000), and the $1.0 million convertible bridge loan is expected to be completed or otherwise closed in the first half of 2009. The initial cost of equipment and installation of the base network was approximately $100,000, with an additional cost of approximately $100,000 to provide for router and interconnect redundancy.

China Wi-Max's wholly owned Chinese subsidiaries plan to tailor and deliver their service offerings to satisfy customer needs based principally upon customer size through its subsidiary companies. For small businesses, China-Wi-Max subsidiaries offer connection packages ranging from 1,500,000 bits per second (the speed of a traditional T-1 telephone line) to 5,000,000 bits per second. For medium sized businesses, packages ranging from 5,000,000 bits per second to 10,000,000 bits per second are offered. Large businesses are offered connection packages ranging from 10,000,000 bits per second to 1,000,000,000 bits per second. Upon completion of the initial pilot phase, it will be possible for client companies to increase their bandwidth at any time in a variety of bits per second increments to meet the demands of these respective businesses. Such upgrades should typically be possible without necessitating additional installation or equipment charges. Furthermore, regardless of business size and connection package, China Wi-Max subsidiaries will seek to guarantee uptime, latency, and throughput that meets or exceeds local industry standards.

Target Markets

China Wi-Max's initial ten target markets represent approximately eight percent of the population of China. The initial municipal market areas are:

                                 Current Markets

                                                       Approximate
        Metropolitan Area                         Market Population

        Beijing - Network operating                      16,000,000
        Hangzhou - Company
        subsidiary owns fiber and access
        to wireless spectrum                              6,600,000

                           Future Target Markets
        Shanghai                                         17,100,000
        Chongqing                                        12,000,000
        Shenzhen                                          9,000,000
        Dalian                                            5,800,000
        Qingdao                                           7,000,000
        Guangzhou                                        13,500,000
        Xi'an                                             4,000,000
        Tianjin                                           7,200,000
                                                 -------------------
        Totals                                           98,200,000
                                                 ===================

Competition
-----------

The market for broadband services is highly competitive, and includes companies that offer a variety of services using a number of distinctly different technological platforms, such as cable networks, DSL, third-generation cellular, satellite, wireless Internet service, and other emerging technologies. China Wi-Max's wholly owned Chinese subsidiaries compete with these companies on the basis of the portability, ease of use, speed, and respective price of services.

Many telecom carriers are offering non-cable internet services. These companies, like China Unicom (a telecom carrier), are dominant broadband service providers in most of China Wi-Max's target cities. In this sense, local telecom broadband service providers represent China Wi-Max's wholly owned Chinese subsidiaries major competitors for its broadband services.

While telecom carriers hold "last mile access," like fixed phone lines to most urban households, the Company believes that cable operators enjoy a greater competitive advantage by owning last mile connections of a much larger bandwidth. In urban areas targeted by China Wi-Max, a large number of households have both fixed phone line and cable television access. Many of these homes currently have phone line based internet access. These cable companies are somewhat handicapped in their offerings by the regulatory differences of Ministry of Information Industry (MII), which regulates the telecom industry and the State Administration of Radio, File and Television (China) ("SARFT"), which regulates the radio and television broadcasting industry.

         Incumbent Telephone Companies

The Company's wholly owned Chinese subsidiaries face competition from traditional wire line operators in terms of price, performance, discounted rates for bundles of services, breadth of service, reliability, network security, and ease of access and use. In particular, these competitors include traditional wire line companies like China Telecom, China Mobile and China Unicom.

Local telecom carriers are actively marketing broadband services on national and provincial, as well as local levels in China. China Wi-Max believes that its wholly owned Chinese subsidiaries could add Voice-over Internet Protocol telephony service (known as "VOIP) to Broadband services it offers. While China Wi-Max's wholly owned Chinese subsidiaries do not currently have plans to provide VOIP service in the near future, the Company anticipates that, should it ever wish to enter into this business, it would do so with a strategic partner (and subsequent to People's Republic of China, hereinafter referred to as PRC, regulatory approval). China Wi-Max estimates that expansion to include this service feature would take 9 to 12 months should it be deemed worthwhile in the future.

         Cable Modem and DSL Services

China Wi-Max's wholly owned Chinese subsidiaries compete with companies that provide Internet connectivity through cable modems or DSL. Principal competitors include cable companies, such as China Cable Television Network and Shanghai Cable TV, although the broadband competition from cable has not been nearly as robust as from DSL. There are many cable companies, but most have a relatively small number of users. Incumbent telephone companies, such as China Telecom, China Mobile and China Unicom have been aggressively adding capacity and upgrading the speed of their DSL networks. Both the cable and telephone companies deploy their services over wired networks initially designed for voice and one-way data transmission that have subsequently been upgraded to provide for additional services.

         Cellular and PCS Services

Cellular carriers are seeking to expand their capacity to provide data and voice services in competition with the services provided by China Wi-Max's wholly owned Chinese subsidiaries. These providers have substantially broader geographic coverage than China Wi-Max's subsidiaries currently have (and expect to have in the foreseeable future). If one or more of these providers can deploy technologies that compete effectively with China Wi-Max's subsidiaries' services, the mobility and coverage offered by these carriers will provide even greater competition than is currently faced. Today's more advanced cellular technologies, such as 3G, currently offer broadband service with data packet transfer speeds of up to 2,000,000 bits per second for fixed applications, and slower speeds for mobile applications.

         Wireless Broadband Service Providers

China Wi-Max's wholly owned Chinese subsidiaries also face competition from other wireless broadband service providers that use licensed and unlicensed spectrum. In addition to these commercial operators, many local governments, universities, and other governmental or quasi-governmental entities are providing or subsidizing "Wi-Fi" networks. There are numerous small urban wireless operations offering local services that could compete in some of the present or planned geographic markets.

         Satellite

Satellite providers, such as China Telecom Distant Communication and China Satcom, offer broadband data services that address a niche market, mainly less densely populated areas that are unserved or underserved by competing service providers. Although satellite offers service to a large geographic area, latency caused by the time it takes for the signal to travel to and from the satellite may challenge satellite providers' ability to provide some services, such as VoIP and online gaming, which reduces the size of the addressable market.

         Other

China Wi-Max believes other emerging technologies may also seek to enter the broadband services market. For example, China Wi-Max is aware that several power generation and distribution companies are seeking to develop or have already offered commercial broadband Internet services over existing electric power lines.

Competitive Features of China Wi-Max Plans
------------------------------------------

Despite facing substantial existing and prospective competition, China Wi-Max believes that its wholly owned Chinese subsidiaries will possess several competitive advantages that will allow them to attract new customers and retain these customers over time. These advantages include:

         Reliability
         -----------

Compared to cellular, cable and DSL networks that generally rely on an infrastructure originally designed for non-broadband purposes, the optical fiber and wireless networks operated by China Wi-Max's subsidiaries are designed specifically to support broadband services. When the networks are deployed, customers will connect through the optical network, which will connect at carrier interconnection points along the network, thereby eliminating single points of failure. The network is intended to deliver at least 99% reliability rates with true redundancy.

         Value
         -----

China Wi-Max, through its wholly owned subsidiaries, owns its entire fiber optic network and has access to wireless spectrum in each market. This should result in a very price competitive solution. Utilizing the owned fiber rings should result in lower or no local loop costs.

         Economic Model
         --------------

After initially bringing the fiber optic network into operation, a "Success Based Capital Approach" is to be used, which will enable capital assets to be acquired and installed as customers are added. There is no need to pre-build an extensive network before customers are added. Utilizing the core fiber network and extending it through use of wireless base stations should provide a cost advantage by minimizing the number of interconnection points and providing for lower cost high bandwidth interconnection contract costs. This should result in incremental savings in its build-out costs as the subscriber base grows.

Principal Chinese Government Regulations
----------------------------------------

China Wi-Max's operations in China will be carried out by wholly owned Chinese subsidiary companies, formed or purchased by China Wi-Max, as follows:
     -    Beijing Yuan Shan Da Chuan Business Development Ltd., (Da Chuan)
     -    Beijing Yuan Shan Shi Dai Technology CO, Ltd. (Shi Dai)

Da Chuan is a wholly owned foreign subsidiary and is governed by laws including the Law of the People's Republic of China on Foreign Capital Enterprises and related regulations.

Shi Dai was acquired through share purchases, and will be governed by the Chinese Administrative Regulation on Foreign Investment in Telecommunication Enterprise, Regulations for Merger with and Acquisition of Domestic Enterprises by Foreign Investor, and Law of the People's Republic of China on Chinese-foreign Equity Joint Ventures and other related laws and regulations.

The Regulations set forth the requirements for establishing wholly owned foreign entities, acquiring Chinese companies, operating as a value-added telecommunications enterprise and identify the limits of ownership, types of asset that may be owned based on ownership interest, licensing requirements, capital requirements, etc. As an example, to provide regional value-added telecommunications services, a company must have a minimum registered capital of one million RMB. China Wi-Max retained legal council in China to assist with the development of its operating plan and corporate structure. China Wi-Max has been assured by legal council that the current corporate structure, operating plan, and associated licensing will enable China Wi-Max's wholly owned Chinese subsidiary companies to deliver value-added telecommunications services in China, and more specifically Beijing (initially).

The Company has complete control over its 100% owned subsidiaries, Da Chuan and Shi Dai, in China. Its business partners which hold telecommunications related licenses under Chinese Law, Gao Da and Long Teng, are not able to be "controlled" by the Company through equity, except that the contracts with Gao Da and Long Teng are expected to be enforceable, the Company believes, under current Chinese law, to provide for revenue sharing, license access and enterprise management.

Intellectual Property and Other Agreements
------------------------------------------

China Wi-Max and its wholly owned Chinese subsidiaries are not a party to any royalty agreements, labor contracts, or franchise agreements and, other than the Company's wholly owned Chinese subsidiaries right to own and operate networks to provide value-added telecommunication services, the Company does not currently own any trademarks. China Wi-Max intends to apply for trademarks for the regions in which the Company operates, including, but not limited to, the business logo and service description tagline.

Development Activities
----------------------

China Wi-Max's investment in assets held by Gao Da and Shi Dai was approximately $490,000 in 2007 and $895,000 in 2008 for the acquisition of licensed wireless access and fiber optic cable assets. China Wi-Max does not foresee expending material sums on research and development in the near future.

Industry Structure and Government Regulation
--------------------------------------------

There are various barriers to entry into the cable or internet service provider business in China, and to expansion of China Wi-Max's value-added services provided by its wholly owned Chinese subsidiaries. These barriers stem from both industry barriers and government regulation. The rates charged and services provided by China Wi-Max's subsidiaries are subject to government regulation and approval.

Lack of Economies of Scale
--------------------------

Up until 2005, China had over 2,000 independent cable operators on different levels. While SARFT pushed hard from the national level for consolidation of cable networks into one singular national entity, current consolidation occurs mostly on a provincial platform. Among the 30 provinces, consolidation practices remain highly variable with respect to specific efforts and processes. China Wi-Max believed most cable operators in China still lack the economies of scale to systematically introduce value-added services that can significantly upgrade average revenue per user (ARPU).

Other Barriers to Entry
-----------------------

China Wi-Max believes, through its wholly owned Chinese subsidiaries, it is in a favorable position to acquire the network assets it seeks at attractive prices. This belief has been substantiated to an extent by successful purchases of optical fiber and access to wireless licenses in Beijing and Hangzhou. China
Wi-Max is confident of its  advantage  over some  competitors,  having spent the past several years cultivating relationships deemed to be essential to the Company's business prospects in China. In China specifically, bureaucratic obstacles can represent significant inhibitors to a fledging corporation. Other more generic concerns include the acquisition of materials and the establishment of a technological platform from which to operate. Generally, these opportunities and entities from which to purchase installed fiber in China are limited. Just as in the United States, wire-line companies do not normally sell their fiber assets to potential competitors, minimizing non-government purchasing opportunities. Alternatively, there exists clear opportunities to build fiber networks, however, such an undertaking would require several years of procuring approvals, rights of way, and construction, which would be prohibitively expensive in metropolitan areas that are already densely developed. China Wi-Max's careful cultivation of relationships within China aids in effectively navigating these concerns. Finally, China Wi-Max, through its wholly owned Chinese subsidiaries is acquiring access to significantly broad blocks of spectrum. China Wi-Max believes if wholly owned Chinese subsidiaries effectively implement and utilize this spectrum, they will be able to retain access to a large block of bandwidth for a significant period of time.

Material Contracts
------------------

Service agreements between:
     1.   Da Chuan and Shi Dai
     2.   Da Chuan and Gao Da
     3.   Gao Da and Long Teng

On December 17, 2008, China Wi-Max Communications, Inc. and Wang Zheng, the holder of all shares of Gao Da, signed an Amended and Restated Declaration of Trust.

On December 17, 2008 China Wi-Max Communications, Inc. also entered into a Security and Pledge Agreement with the sole shareholder of Beijing Gao Da Yang Guang Communication Technology, Ltd., whereby this shareholder has pledged 100% of the issued and outstanding common stock of Gao Da as collateral to secure certain loans and advances made by China Wi-Max.


ITEM 1A.  RISK FACTORS
----------------------

                                  Risk Factors

                          GENERAL BUSINESS RISK FACTORS

China Wi-Max is a development stage company and unproven and therefore should be
--------------------------------------------------------------------------------
considered speculative and highly risky to investors.
----------------------------------------------------

China Wi-Max has only very recently embarked on the business plan described herein. Potential investors should be aware of the risk and difficulties encountered by a new enterprise in the wired and wireless communications business in China, especially in view of the intense competition from existing businesses in the industry.

China  Wi-Max has a lack of revenue  history  and  investors  cannot  view China
--------------------------------------------------------------------------------
Wi-Max's past performance since it is a start-up company.
--------------------------------------------------------

China Wi-Max Communications, Inc. was formed on July 5, 2006 for the purpose of engaging in any lawful business and has adopted a plan to take advantage of the expanding broadband communications needs in China through fiber optic and wireless delivery. There is no assurance that China Wi-Max's intended activities will be successful or result in significant revenue or profit to the Company. China Wi-Max faces all risks that are associated with any new business, such as under-capitalization, insufficient cash flow and personnel, financial and resource limitations, as well as special risks associated with its proposed operations. There is no assurance that it will be successful in implementing its business plan described herein.

China  Wi-Max has no operating  history and no revenue and minimal  assets which
--------------------------------------------------------------------------------
may impair its  ability to raise  capital,  to sustain  operations,  which could
--------------------------------------------------------------------------------
cause failure of the Company.
----------------------------

China Wi-Max is considered a "start-up" operation, and as such, it has no operating history, no revenue and no earnings from operations. China Wi-Max has minimal assets and limited financial resources. China Wi-Max will continue to sustain operating expenses without corresponding revenues, at least until it further develops its operating subsidiaries in The Peoples Republic of China ("PRC"), which is not expected to occur until it receives sufficient proceeds from additional capital raising. China Wi-Max has incurred a net operating loss that will continue until China Wi-Max has more fully implemented its business plan and is producing sufficient revenues to break even. There can be no assurance that China Wi-Max's operations will become profitable in the near future, or at all.

China Wi-Max's auditors have issued a "going concern" emphasis  paragraph to its
--------------------------------------------------------------------------------
opinion which  indicates  that the Company does not have adequate cash resources
--------------------------------------------------------------------------------
or cash flow based on its  financial  statements to insure its  continuation  in
--------------------------------------------------------------------------------
business.
--------

China Wi-Max's independent registered public accounting firm's report on the Company's financial statements as of December 31, 2008 and December 31, 2007, and for the periods then ended, includes an explanatory paragraph expressing substantial doubt about China Wi-Max's ability to continue as a going concern. As a result of this going concern modification in the Company's auditor's report on China Wi-Max's financial statements, the Company may have a difficult time obtaining significant additional financing. If China Wi-Max is unable to secure significant additional financing, the Company may be obligated to seek protection under the bankruptcy laws and China Wi-Max shareholders may lose their investment.

China  Wi-Max has a  shortage  of working  capital  in the  future  which  could
--------------------------------------------------------------------------------
jeopardize its ability to carry out the business plan.
-----------------------------------------------------

China Wi-Max's capital needs consist primarily of operating overhead for itself and its Chinese subsidiaries and funds for the purchase of fiber and access to spectrum in additional cities in China, herein identified, and could require in excess of $9,000,000 in the next twelve months. Such funds are not currently committed, and China Wi-Max has cash as of December 31, 2008 of approximately $147,000.

China Wi-Max and its Chinese subsidiaries have no operating history and no revenue and it may be unlikely that China Wi-Max will raise the required additional working capital from any source.

China  Wi-Max may in the future  issue more  shares  which could cause a loss of
--------------------------------------------------------------------------------
control by the Company's present management and current stockholders.
--------------------------------------------------------------------

China Wi-Max may issue further shares as consideration for the cash or assets or services out of its authorized but unissued common stock that would, upon issuance, represent a majority of the voting power and equity of the Company. The result of such an issuance would be those new stockholders and management would control the Company, and persons unknown could replace China Wi-Max current management. Such an occurrence would result in a greatly reduced percentage of ownership of the Company by China Wi-Max current shareholders, which could present significant risks to investors.

China  Wi-Max is not  diversified  and it will be dependent on only one business
--------------------------------------------------------------------------------
which increases risks of loss to investors.
------------------------------------------

Because of the limited financial resources that the Company has, it is unlikely that China Wi-Max will be able to diversify its operations beyond its intended and current Chinese operations. The Company's probable inability to diversify its activities into more than one area will subject the Company to economic fluctuations within the telecommunications industry in China and therefore increase the risks associated with its operations due to lack of diversification.

China  Wi-Max  will  depend  upon full and  part-time  management  and  minority
--------------------------------------------------------------------------------
shareholders  will have no direct  participation  in management and very limited
--------------------------------------------------------------------------------
ability to influence.
--------------------

As of December 31, 2008, China Wi-Max has five individuals who are serving as its officers, directors and managers. Dr. Allan Rabinoff, Chairman, and George
E. Harris, President, are working full-time for the Company while the other officers, managers and consultants typically work 10 to 30 hours per week, each on a part-time basis. Two directors are also acting as Company officers. China Wi-Max will be heavily dependent upon their skills, talents, and abilities, as well as several consultants to the Company, to implement its business plan. The inability of the officers, directors and consultants to devote their full-time attention to the business may result in slower progress implementing the Company's business plan. Once China Wi-Max receives the proceeds from the offering, additional staff and other consultants may be employed on a full or part-time basis as required. Investors will not be able to directly manage the Company's business. As such, they should critically assess all of the information concerning the Company's officers and directors. A portion of China Wi-Max's officers and directors are not employed full-time by the Company, which could be detrimental to the business.

Some China Wi-Max directors and officers are, or may become in their individual capacities, officers, directors, controlling shareholders and/or partners of other entities engaged in a variety of businesses. Thus, the Company's part-time officers and directors may have potential conflicts including the amount of their time and effort provided to China Wi-Max due to their time commitment to other business entities. Some officers and directors of the Company's business are engaged in business activities outside of the Company's business and the amount of time they devote as officers and directors to China Wi-Max business may be limited.

China Wi-Max does not know of any reason other than outside business interests that would prevent the current part-time officers and directors from devoting full-time to the Company, when the business may demand such full-time participation.

China  Wi-Max  officers  and  directors  may have  conflicts  of interests as to
--------------------------------------------------------------------------------
corporate  opportunities  which  the  Company  may  not be able  or  allowed  to
--------------------------------------------------------------------------------
participate  in which is a risk to investors, because the officers and directors
--------------------------------------------------------------------------------
may not devote their exclusive efforts to the Company.
-----------------------------------------------------

Presently there is no requirement contained in the Company's Articles of Incorporation, Bylaws, or minutes which requires officers and directors of the Company's business to disclose to the Company business opportunities which come to their attention. China Wi-Max officers and directors do, however, have a fiduciary duty of loyalty to China Wi-Max to disclose to the Company any business opportunities which come to their attention, in their capacity as an officer and/or director or otherwise. Excluded from this duty would be opportunities which the person learns about through his involvement as an officer and director of another company. China Wi-Max has no intention of merging with or acquiring business opportunities from any affiliate or officer or director. (See "Conflicts of Interest" at page 51).

China  Wi-Max  may,  in the  future,  issue  debt  having  priority,  which,  if
--------------------------------------------------------------------------------
foreclosed, could cause loss of some or all of the Company's assets or business.
-------------------------------------------------------------------------------

While management has no immediate plans to issue any securities that would have a higher priority in terms of repayment or be secured by Company assets than those unsecured Convertible Notes previously sold or currently offered, these plans may change in the future. In the event of a China Wi-Max default on its obligations to repay all sums due pursuant to the existing Notes, investors herein will have the same rights as any of the Company's other unsecured creditors and the assets of the Company at that time may be insufficient to repay all of its creditors in full.

China Wi-Max's  proposed  operations are dependent  upon  implementation  of its
--------------------------------------------------------------------------------
business  plan in China,  and  failure to  successfully  execute  the plan could
--------------------------------------------------------------------------------
jeopardize investors in the Company.
-----------------------------------

A substantial portion of the future capital raising will be allocated for the capital necessary to fund existing wholly owned subsidiaries in China and to form additional partially or wholly owned foreign enterprises in China and on proposed asset acquisitions and operating costs for these companies in The Peoples Republic of China. The success of China Wi-Max's proposed plan of operation will depend, to a great extent, on China Wi-Max ability to acquire interests in companies and assets in China and may entail unforeseen circumstances that cannot be specifically cited as of the date of this Registration Statement. Unless China Wi-Max successfully consummates offerings of its common stock or other financings to successfully grow China Wi-Max business operations described herein, investors may lose all or a substantial portion of their investment herein.

China  Wi-Max  may not be able to manage  its growth  effectively,  which  could
--------------------------------------------------------------------------------
adversely affect the Company's operations and financial performance.
-------------------------------------------------------------------

The ability to manage and operate the Company's business as it executes its development and growth strategy will require effective planning. Significant rapid growth could strain China Wi-Max internal resources, and exacerbate other problems that could adversely affect China Wi-Max financial performance. China Wi-Max expects that its efforts to grow will place a significant strain on its personnel, management systems, infrastructure and other resources in the immediate future. The ability to manage future growth effectively will also require the Company to successfully attract, train, motivate, retain, and manage new employees, and continue to update and improve the Company's operational, financial, and management controls and procedures. If China Wi-Max does not manage its growth effectively, its operations could be adversely affected, resulting in slower growth and a failure to achieve or sustain profitability.

China  Wi-Max may depend upon  outside  advisors,  who may not be  available  on
--------------------------------------------------------------------------------
reasonable terms and as needed.
------------------------------

To supplement the business experience of its officers and directors, the Company may be required to employ accountants, technical experts, appraisers, attorneys, engineers, or other consultants or advisors. Management, without any input from stockholders, will make the selection of any such advisors. Furthermore, China Wi-Max anticipates that such persons will be engaged on an "as needed" basis without a continuing fiduciary or other obligation to the Company. In the event China Wi-Max considers it necessary to hire outside advisors, it may elect to hire persons who are affiliates, if they are able to provide the required services.

China  Wi-Max  may  not  voluntarily   implement  various  corporate  governance
--------------------------------------------------------------------------------
measures,  in the absence of which,  stockholders  may have reduced  protections
--------------------------------------------------------------------------------
against insider director transactions, conflicts of interest and other matters.
------------------------------------------------------------------------------

At this time, China Wi-Max is not subject to any law, rule or regulation requiring that it adopt any of the corporate governance measures that are required by the rules of national securities exchanges or NASDAQ, such as independent directors and audit committees. It is possible that, if the Company were to adopt some or all of the corporate governance measures, stockholders would benefit from somewhat greater assurances that internal corporate decisions were being made by disinterested directors and that policies had been implemented to define responsible conduct. Prospective investors should bear in mind China Wi-Max's current lack of corporate governance measures in formulating their investment decisions.

The success of China Wi-Max's business is dependent on its ability to retain the
--------------------------------------------------------------------------------
Company's  existing key employees and to add and retain senior officers to China
--------------------------------------------------------------------------------
Wi-Max's management.
-------------------

China Wi-Max depends on the services of its existing key employees, in particular Dr. Allan Rabinoff, Chairman, and George E. Harris, President. These persons may also pursue other business opportunities. China Wi-Max's success will largely depend on its ability to retain these key employees and to attract and retain qualified senior and mid-level managers to its management team. China Wi-Max also does not have a full-time internal Chief Financial Officer or financial controller for the consolidated companies. China Wi-Max has recruited executives and management in China to assist in its ability to manage the business and to recruit and oversee employees. While China Wi-Max believes it offers compensation packages that are consistent with market practice, China Wi-Max cannot be certain that it will be able to hire and retain sufficient personnel to support its broadband business. The loss of any of China Wi-Max's key employees would significantly harm its business. China Wi-Max does not maintain key person life insurance on any of its employees.

                 RISK FACTORS RELATED TO DOING BUSINESS IN CHINA

China  Wi-Max will be  materially  reliant on revenues  from  operations  in the
--------------------------------------------------------------------------------
Peoples  Republic of China.  There are significant  risks  associated with doing
--------------------------------------------------------------------------------
business in the PRC that may cause an investor to lose the entire  investment in
--------------------------------------------------------------------------------
the Company.
-----------

If China Wi-Max is successful in implementing its business plan, of which there is no assurance, the Company's growth and success will be tied to operations of operating subsidiaries acquired by the Company in the PRC. Therefore, a downturn or stagnation in the economic environment of the PRC could have a materially adverse effect on the Company's financial condition that could result in a significant loss of revenues and liquidity in future periods.

China Wi-Max cannot assure that the current Chinese  policies of economic reform
--------------------------------------------------------------------------------
will continue, and due to this uncertainty, there are significant economic risks
--------------------------------------------------------------------------------
associated with doing business in China.
---------------------------------------

Although the majority of productive assets in China are owned by the Chinese government, in the past several years the government has implemented economic reform measures that emphasize decentralization and encourage private and foreign business ownership and operation. In keeping with these economic reform policies, the PRC has been openly promoting business development in order to bring more foreign businesses into the PRC. Because these economic reform measures may be inconsistent or ineffectual, there are no assurances that:

     o the Chinese government will continue its pursuit of economic reform policies;
     o    the economic policies, even if pursued, will be successful;
     o    economic policies will not be significantly altered from time to time;
          and
     o business operations in China will not become subject to the risk of nationalization.

Even if the Chinese government continues its policies of economic reform, China Wi-Max may be unable to take advantage of these opportunities in a fashion that will provide financial benefit to the Company. China Wi-Max's inability to sustain its proposed operations in China could result in a significant reduction in the Company's future revenues that would result in escalating losses and liquidity concerns.

China's economy has experienced significant growth in the past decade, but such growth has been uneven across geographic and economic sectors and has shown recent slowing. There can be no assurance that relative growth rates will not further decrease or that any economic slowdown will not have a negative effect on the Company's proposed business. The Chinese economy is also experiencing deflation which may continue in the future. China Wi-Max cannot assure that it will be able to capitalize on these economic reforms, assuming the reforms continue. Given that China Wi-Max will be materially reliant on its proposed operations in the PRC, any failure on the Company's part to take advantage of the growth in the Chinese economy will have a materially adverse effect on the results of its operations and liquidity in future periods.

China Wi-Max will be subject to risks  associated with the conversion of Chinese
--------------------------------------------------------------------------------
Renminbi (RMB) into U.S. dollars,  over which it has no control, and any Chinese
--------------------------------------------------------------------------------
government  artificial control of the exchange rate may cause the Company losses
--------------------------------------------------------------------------------
of value when gauged in U.S. dollars.
------------------------------------

If China Wi-Max is successful in implementing its business plan, of which there is no assurance, it will generate revenues and incur expenses and liabilities in both Chinese RMB and U.S. dollars. Since 1994, the official exchange rate for the conversion of Chinese RMB to U.S. dollars has generally been stable and the Chinese RMB has appreciated slightly against the U.S. dollar. In the past year, the RMB has appreciated quite rapidly against the dollar. China Wi-Max has not entered into agreements or purchased instruments to hedge its exchange rate risks, although it may do so in the future. China Wi-Max's results of operations and financial condition may be negatively affected by changes in the value of Chinese RMB.

If shareholders  sought to sue China Wi-Max's  officers or directors,  it may be
--------------------------------------------------------------------------------
difficult  to obtain  jurisdiction  over the  parties  and  access to the assets
--------------------------------------------------------------------------------
located in the PRC.
------------------

It may be difficult, if not impossible, to acquire jurisdiction over officers and directors residing outside of the United States in the event that a lawsuit is initiated against such officers and directors by shareholders in the United States. It also is unclear if extradition treaties now in effect between the United States and the PRC would permit effective enforcement of criminal penalties of the federal securities laws. Furthermore, because a substantial amount of China Wi-Max's assets are located in the PRC, it would be extremely difficult to access those assets to satisfy an award entered against China Wi-Max in a United States court. Moreover, China Wi-Max is not aware of any treaties between the PRC and the United States providing for the reciprocal recognition and enforcement of judgments of courts. As a result, it may not be possible for investors in the U.S. to enforce their legal rights, to effect service of process upon China Wi-Max's directors or officers, or to enforce judgments of U.S. courts predicated upon civil liabilities and criminal penalties of its directors and officers under Federal securities laws.

The Chinese  government could change its policies toward,  or even  nationalize,
--------------------------------------------------------------------------------
private enterprise,  which could reduce or eliminate the interests held in China
--------------------------------------------------------------------------------
Wi-Max.
------

Over the past several years, the Chinese government has pursued economic reform policies, including the encouragement of private economic activities and decentralization of economic regulation. The Chinese government may not continue to pursue these policies or may significantly alter them to China Wi-Max's detriment from time to time without notice. Changes in policies by the Chinese government that result in a change of laws, regulations, their interpretation, or the imposition of high levels of taxation, restrictions on currency conversion or imports, and sources of supply could materially and adversely affect China Wi-Max's business and operating results. The nationalization or other expropriation of private enterprises by the Chinese government could result in the total loss of China Wi-Max's investment in China.

The Chinese government may nationalize certain businesses or otherwise alter its
--------------------------------------------------------------------------------
policy with respect to foreign  investment in China in a way that would prohibit
--------------------------------------------------------------------------------
or greatly hinder the Company's ability to do business in China.
---------------------------------------------------------------

While the Chinese government currently advocates foreign investment into China, socio-political changes, war or economic changes and shifts could result in a change in China's policy with respect to investment from non-Chinese businesses. The government agencies, for example, could prohibit ownership of businesses by foreigners or revoke licenses granted that China Wi-Max is dependant on, or otherwise alter the Company's revenue sharing model. While China Wi-Max does not believe that the foregoing is likely in the near future, no assurance can be made that such events, all of which would adversely affect the Company, will not occur.

Since China Wi-Max's assets and operating  subsidiaries  are located in the PRC,
--------------------------------------------------------------------------------
any  distribution  of dividends or proceeds from  liquidation are subject to the
--------------------------------------------------------------------------------
approval of the relevant PRC government agencies.  China Wi-Max is not likely to
--------------------------------------------------------------------------------
declare dividends in the near future.
------------------------------------

Because China Wi-Max's assets are predominantly located inside the PRC, China Wi-Max is subject to the law of the PRC in determining dividends. Under the laws governing foreign invested enterprises in the PRC, dividend distribution and liquidation are allowed but subject to special procedures under the relevant laws and rules. Under current Chinese tax regulations, dividends paid to China Wi-Max are subject to a 10 percent Chinese tax. In the future, tax authorities in China could amend or interpret the regulations in a manner that would materially and adversely affect the ability of China Wi-Max's subsidiaries to pay dividends and other distributions to China Wi-Max. There is also the possibility that other regulatory interpretations by the Chinese authorities could prohibit China Wi-Max from recording revenues or consolidating its financial statements in order to comply with SEC reporting obligations.

In addition, Chinese legal restrictions permit payment of dividends only out of net income as determined in accordance with Chinese accounting standards and regulations. If China Wi-Max or its subsidiaries incur debt on its own behalf in the future, the instruments governing the debt may restrict its ability to pay dividends or make other distributions to China Wi-Max, which in turn would limit China Wi-Max's ability to pay dividends on its common stock.

The  uncertain  legal  environment  in China could  limit the legal  protections
--------------------------------------------------------------------------------
available to China Wi-Max.
-------------------------

The Chinese legal system is a civil law system based on written statutes. Unlike common law systems, it is a system in which decided legal cases have little value as precedent. In the late 1970s, the Chinese government began to promulgate a comprehensive system of laws and regulations governing economic matters. The overall effect of legislation enacted over the past 20 years has significantly enhanced the protections afforded to foreign invested enterprises in China. However, these laws, regulations, and legal requirements are relatively recent and are evolving rapidly, and their interpretation and enforcement involve uncertainties. These uncertainties could limit the legal protections available to foreign investors such as China Wi-Max.

Fluctuation  in Chinese RMB exchange rates could  adversely  affect the value of
--------------------------------------------------------------------------------
China  Wi-Max's  stock and any cash dividend  declared for holders of its common
--------------------------------------------------------------------------------
stock.
-----

As China Wi-Max's operations are primarily in China, any significant revaluation of the Chinese RMB may materially and adversely affect cash flows, revenues, and financial condition. For example, to the extent that China Wi-Max needs to convert United States dollars into Chinese RMB for operations, appreciation of this currency against the United States dollar could have a materially adverse effect on China Wi-Max's business, financial condition and results of operations. Conversely, if China Wi-Max decides to convert Chinese RMB into United States dollars for other business purposes and the United States dollar appreciates against this currency, the United States dollar equivalent of the Chinese RMB that China Wi-Max converts would be reduced.

China Wi-Max's ability to bid for and acquire businesses in new regions is dependent on favorable exchange rates between the U.S. dollar and the Chinese Renminbi. The value of the Renminbi may fluctuate according to a number of factors. Since 1994, the exchange rate for RMB against the United States dollars has remained relatively stable, generally in the region of RMB 8.0 to US $1.00. However, in 2005, the Chinese government announced that would begin pegging the exchange rate of the Chinese RMB against a number of currencies, rather than just the U.S. dollar. Currently, exchange rates are approximately RMB 6.8 to US $1.00 resulting in an increased price for Chinese products to U.S purchasers. On July 21, 2005, as a result of the Renminbi rates being tied to a basket of currencies, the Renminbi was revalued and appreciated against the U.S. dollar. Additionally, global events and expenditures that deflate the value of the U.S. dollar will result in more expensive purchase prices of China based entities. There can be no assurance that such exchange rate will continue to remain stable in the future. China Wi-Max's operating subsidiaries revenues will be primarily denominated in Renminbi and any fluctuation in the exchange rate of Renminbi may affect the value of, and dividends, if any, payable on, China Wi-Max's shares in foreign currency terms.

Restrictions  on currency  exchange may limit China Wi-Max's  ability to receive
--------------------------------------------------------------------------------
and use its revenues effectively.
--------------------------------

Because almost all of China Wi-Max's operating subsidiaries future revenues may be in the form of Renminbi, any future restrictions on currency exchanges may limit its ability to use revenue generated in Renminbi to fund its business activities outside China or to make dividend payments in U.S. dollars. Although the Chinese government introduced regulations in 1996 to allow greater convertibility of the Renminbi for current account transactions, significant restrictions still remain. Current account transactions include payments of dividends and trade and service-related foreign exchange transactions.

In contrast, capital account transactions, which include foreign direct investment and loans, must be approved by the State Administration for Foreign Exchange, or SAFE. China Wi-Max cannot be certain that the Chinese regulatory authorities will not impose more stringent restrictions on the convertibility of the Renminbi, especially with respect to foreign exchange transactions.

         RISKS RELATED TO THE TELECOMMUNICATIONS AND INTERNET INDUSTRIES
                        IN THE PEOPLE'S REPUBLIC OF CHINA

China  Wi-Max does not  currently  own any Chinese  subsidiary  with value added
--------------------------------------------------------------------------------
telecommunications   or  wireless   licenses  and  if  they  or  their  ultimate
--------------------------------------------------------------------------------
shareholders or control persons  violate China Wi-Max's  operating  subsidiaries
--------------------------------------------------------------------------------
contractual  arrangements with them, the Company's  business could be disrupted,
--------------------------------------------------------------------------------
China Wi-Max's reputation may be harmed, and China Wi-Max will have only limited
--------------------------------------------------------------------------------
rights and ability to enforce the Company's rights against these parties.
------------------------------------------------------------------------

The Company's operations are currently dependent upon the Company's operating subsidiaries contractual relationships with Gao Da and Long Teng. The terms of these agreements are often statements of general intent and do not detail the rights and obligations of the parties. Some of these contracts provide that the parties will enter into further agreements on the details of the services to be provided. Others contain price and payment terms that are subject to adjustment. These provisions may be subject to differing interpretations, particularly on the details of the services to be provided and on price and payment terms. It may be difficult for China Wi-Max's operating subsidiaries to obtain remedies or damages from these companies or their ultimate shareholders for breaching these agreements. Because China Wi-Max's operating subsidiaries rely significantly on these companies for their business, the realization of any of these risks may disrupt China Wi-Max's operating subsidiaries operations or cause degradation in the quality and service provided by, or a temporary or permanent shutdown of, the Company. China Wi-Max's operating subsidiaries initial Cooperation Agreement (term of 2 years) that enables the Company to operate its value-added services, business, and the Exclusive Service Agreement in which the parties will cooperate and provide each other with technical services related to their businesses and access to use wireless licenses, is for a term of 20 years. If

China Wi-Max's operating subsidiaries are unable to renew these agreements on favorable terms, or to enter into similar agreements with other parties, their business may not expand and China Wi-Max operating subsidiaries operating expenses may increase.

Any increase in  government  regulation of the  telecommunications  and Internet
--------------------------------------------------------------------------------
industries  in China  may  result  in the  Chinese  government  requiring  China
--------------------------------------------------------------------------------
Wi-Max's  operating   subsidiaries  to  obtain  additional   licenses  or  other
--------------------------------------------------------------------------------
governmental approvals to conduct the their business which, if unattainable, may
--------------------------------------------------------------------------------
restrict China Wi-Max's operating subsidiaries operations.
---------------------------------------------------------

The telecommunications industry, including Internet service providers (ISP), is highly regulated by the Chinese government with the main relevant government authority being the Ministry of Information Industry (MII). Prior to China's entry into the World Trade Organization (WTO), the Chinese government generally prohibited foreign investors from operating, or taking equity ownership of, telecommunications businesses. ISP services were--and still are--classified as value-added telecommunications services and therefore fell within the scope of this prohibition. This prohibition was partially lifted following China's entry into the WTO allowing foreign investors to now own up to 50% interests in Chinese businesses that are licensed to provide value added telecommunications services (a foreign company can only own 49% of a Chinese company with a basic telecommunications services license). In addition, enterprises that are more than 50% foreign owned (and foreign invested) are currently not able to apply for the required licenses for operating broadband services in China.

China Wi-Max's operating subsidiaries cannot be certain that they will be granted any of the appropriate licenses, permits, or clearance that may be needed in the future. Moreover, China Wi-Max cannot be certain that any local or national ISP or telecommunications license requirements will not conflict with one another or that any given license will be deemed sufficient by the relevant governmental authorities for the provision of the Company's operating subsidiaries services.

Until such time as China Wi-Max acquires up to a 50% equity interest in a local company that has value added telecommunications license(s), China Wi-Max's operating subsidiaries must rely exclusively on contractual arrangements with their Chinese partners and their approvals to operate as value added telecommunications (ISP) providers. China Wi-Max believes that its operating subsidiaries present operations are structured to comply with Chinese law. However, many Chinese regulations are subject to extensive interpretive powers of governmental agencies and commissions. China Wi-Max cannot be certain that the Chinese government will not take action to prohibit or restrict its operating subsidiaries business activities. China Wi-Max cannot be certain as to whether the Chinese government will reclassify China Wi-Max's operating subsidiaries business as a media or retail company due to its acceptance of fees for Internet access, Internet advertising, online games, and wireless value-added and other services as sources of revenues, or as a result of its current corporate structure. Such reclassification could subject China Wi-Max operating subsidiaries to penalties or fines or place significant restrictions on their business. Future changes in Chinese government policies affecting the provision of information services, including the provision of online services, Internet access, e-commerce services and online advertising, may impose additional regulatory requirements on China Wi-Max or its service providing subsidiaries or otherwise harm its business.

China  Wi-Max  operating  subsidiaries  may be  unable to  compete  successfully
--------------------------------------------------------------------------------
against new entrants and established industry competitors.
---------------------------------------------------------

The Chinese market for telecom access and services is intensely competitive and rapidly changing. Barriers to entry are relatively minimal, and current and new competitors can launch new websites at a relatively low cost. Many companies offer competitive products or services including land line services, wireless services, and cable/fiber optic companies. In addition, as a consequence of China joining the World Trade Organization, the Chinese government has partially lifted restrictions on foreign-invested enterprises so that foreign investors may hold in the aggregate up to approximately 50% of the total equity ownership in any value-added telecommunications services business in China.

Currently, China Wi-Max's operating subsidiaries competition comes from standard telephone and cable providers. Any of China Wi-Max's operating subsidiaries present or future competitors may offer products and services that provide significant performance, price, creativity, or other advantages over those offered by it and, therefore, achieve greater market acceptance than those offered by China Wi-Max's operating subsidiaries.

Because many of China Wi-Max's operating subsidiaries existing and/or potential competitors have longer operating histories in the Internet market, greater name and brand recognition, better connections with the Chinese government, larger customer bases and databases, and significantly greater financial, technical, and marketing resources than China Wi-Max and its operating subsidiaries have, they cannot ensure they will be able to compete successfully against their current or future competitors. Any increased competition could make it difficult for China Wi-Max's operating subsidiaries to attract and retain users, reduce or eliminate its market share, lower profit margins, and reduce revenue.

Unexpected network  interruption  caused by system failures may reduce user base
--------------------------------------------------------------------------------
and harm China Wi-Max's operating subsidiaries reputation.
---------------------------------------------------------

Reliable access and consistent speeds while connecting to Internet services and the performance and reliability of China Wi-Max's operating subsidiaries technical infrastructure are critical to their reputation and ability to attract and retain users of their Internet services. Any system failure or performance inadequacy that causes interruptions or delays in the availability of China Wi-Max's operating subsidiaries services or increases the response time of their services could reduce user satisfaction and traffic, which would reduce the Internet service appeal to users of "high speed" Internet access. As the number of users and traffic increase, China Wi-Max operating subsidiaries cannot ensure that they will be able to scale their systems proportionately. In addition, any system failures and electrical outages could materially and adversely impact the business.

If China Wi-Max's operating subsidiaries suppliers of bandwidth and collocation services for switches, routers, and servers fail to provide these services, their business could be materially curtailed.

China Wi-Max's operating subsidiaries rely on partners to provide them with bandwidth and collocation services for switches, routers, and servers for Internet users. If partners fail to provide such services or raise prices for services, China Wi-Max's operating subsidiaries may not be able to find a reliable and cost-effective substitute provider on a timely basis, if at all. If this happens, their business could be materially curtailed.


                   RISK FACTORS RELATED TO CHINA WI-MAX STOCK

There is no established public trading market for China Wi-Max's securities and one may never develop. This could adversely affect the ability of investors in China Wi-Max's to sell their securities in the public market.

China Wi-Max is currently not listed on the OTC Bulletin Board market system. China Wi-Max cannot predict the extent to which a trading market will develop or how liquid that market might become. Accordingly, holders of China Wi-Max's common stock may be required to retain their shares for an indefinite period of time.

The OTCBB is an inter-dealer, over-the-counter market that provides significantly less liquidity than stock exchanges. Quotes for stocks included on the OTCBB are not listed in the financial sections of newspapers, as are those for the exchanges. Therefore, prices for securities traded solely on the OTCBB may be difficult to obtain and holders of common stock may be unable to resell their securities at or near their original acquisition price or at any price. Market prices for China Wi-Max's common stock will be influenced by a number of factors, including:

     o    the issuance of new equity securities pursuant to future offering;

     o    changes in interest rates;

     o    new services or significant contracts and acquisitions;

     o    variations in quarterly operating results;

     o    change in financial estimates by securities analysts;

     o    the depth and liquidity of the market for the Company's common stock;

     o    investor  perceptions  of  us  and  of  China-based   investments  and
          companies generally; and

     o    general economic and other national and international conditions.

The  regulation  of  penny  stocks  by the  SEC and  FINRA  may  discourage  the
--------------------------------------------------------------------------------
tradability  and liquidity  which will impair  investors'  ability to sell China
--------------------------------------------------------------------------------
Wi-Max's securities.
-------------------

China Wi-Max is a "penny stock" company. None of its securities currently trade in any market and, if ever available for trading, will be subject to a Securities and Exchange Commission rule that imposes special sales practice requirements upon broker-dealers who sell such securities to persons other than established customers or accredited investors. For purposes of the rule, the phrase "accredited investors" means, in general terms, institutions with assets in excess of $5,000,000, or individuals having a net worth in excess of $1,000,000 or having an annual income that exceeds $200,000 (or that, when combined with a spouse's income, exceeds $300,000). For transactions covered by the rule, the broker-dealer must make a special suitability determination of the purchaser and receive the purchaser's written agreement to the transaction prior to the sale. Effectively, this discourages broker-dealers from executing trades in penny stocks. Consequently, the rule will affect the ability of purchasers in this offering to sell their securities in any market that might develop, because it imposes additional regulatory burdens on penny stock transactions.

In addition, the Securities and Exchange Commission has adopted a number of rules to regulate "penny stocks". Such rules include Rules 3a51-1, 15g-1, 15g-2, 15g-3, 15g-4, 15g-5, 15g-6, 15g-7, and 15g-9 under the Securities and Exchange Act of 1934, as amended. Because China Wi-Max's securities constitute "penny stocks" within the meaning of the rules, the rules would apply to us and to China Wi-Max's securities. The rules will further affect the ability of owners of shares to sell their securities in any market that might develop for them because it imposes additional regulatory burdens on penny stock transactions.

Shareholders should be aware that, according to Securities and Exchange Commission, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include (i) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; (ii) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; (iii) "boiler room" practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons; (iv) excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and (v) the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, leaving investors with losses. China Wi-Max management is aware of the abuses that have occurred historically in the penny stock market. Although China Wi-Max does not expect to be in a position to dictate the behavior of the market or of broker-dealers who participate in the market, management will strive within the confines of practical limitations to prevent the described patterns from being established with respect to its securities.

China  Wi-Max  has no  plan  to pay  dividends  in the  foreseeable  future  and
--------------------------------------------------------------------------------
investors  may not expect a dividend as a return of or on any  investment in the
--------------------------------------------------------------------------------
Company.
-------

China Wi-Max has not paid dividends on its common stock and does not anticipate paying such dividends in the foreseeable future.

Many of China  Wi-Max's  shares of common stock will be available  for resale in
--------------------------------------------------------------------------------
the future.  Rule 144 sales in the future may have a depressive  effect on China
--------------------------------------------------------------------------------
Wi-Max's stock price which may cause investors losses.
-----------------------------------------------------

All of the outstanding shares of common stock held by the present officers, directors, and affiliate stockholders are "restricted securities" within the meaning of Rule 144 under the Securities Act of 1933, as amended. As restricted shares, these shares may be resold only pursuant to an effective registration statement or under the requirements of Rule 144 or other applicable exemptions from registration under the Act and as required under applicable state securities laws. We have filed a Form 10-12g registering shares held by officers, directors and affiliates and such individuals are now able to sell their shares after meeting the holding period requirements of Rule 144. Rule 144 provides in essence that a person who is an affiliate or officer or director who has held restricted securities for six months may, under certain conditions, sell every three months, in brokerage transactions, a number of shares that does not exceed the greater of 1.0% of a company's outstanding common stock or the average weekly trading volume during the four calendar weeks prior to the sale. There is no limit on the amount of restricted securities that may be sold by a nonaffiliate after the owner has held the restricted securities for a period of six months if the company is a current, reporting company under the '34 Act. A sale under Rule 144 or under any other exemption from the Act, if available, or pursuant to subsequent registration of shares of common stock of present stockholders, may have a depressive effect upon the price of the common stock in any market that may develop.

China Wi-Max's  investors may suffer future  dilution due to issuances of shares
--------------------------------------------------------------------------------
for various considerations in the future.
----------------------------------------

There may be substantial dilution to China Wi-Max's shareholders purchasing in future offerings or issuances for other purposes as a result of future decisions of the Board to issue shares without shareholder approval for cash, services, or acquisitions.

The stock will, in all  likelihood,  be thinly traded and as a result  investors
--------------------------------------------------------------------------------
may be unable to sell at or near ask prices or at all if they need to  liquidate
--------------------------------------------------------------------------------
shares.
------

The shares of China Wi-Max's common stock, if quoted on the OTCBB, may be thinly-traded on the OTC Bulletin Board, meaning that the number of persons interested in purchasing China Wi-Max's common shares at or near ask prices at any given time may be relatively small or non-existent. This situation is attributable to a number of factors, including the fact that it is a small company which is relatively unknown to stock analysts, stock brokers, institutional investors, and others in the investment community that generate or influence sales volume, and that even if China Wi-Max came to the attention of such persons, they tend to be risk-averse and would be reluctant to follow an unproven, early stage company such as China Wi-Max or purchase or recommend the purchase of any of China Wi-Max Securities until such time as it became more seasoned and viable. As a consequence, there may be periods of several days or more when trading activity in China Wi-Max's Securities is minimal or non-existent, as compared to a seasoned issuer which has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on the Securities price. China Wi-Max cannot give investors any assurance that a broader or more active public trading market for its common securities will develop or be sustained, or that any trading levels will be sustained. Due to these conditions, China Wi-Max can give investors no assurance that they will be able to sell their shares at or near ask prices or at all if they need money or otherwise desire to liquidate their securities of China Wi-Max.

China Wi-Max's common stock may be volatile,  which substantially  increases the
--------------------------------------------------------------------------------
risk that the investor may not be able to sell  securities at or above the price
--------------------------------------------------------------------------------
that the investor may pay for the security.
------------------------------------------

Because of the limited trading market expected to develop for China Wi-Max's common stock and because of the possible price volatility, the investor may not be able to sell their shares of common stock when the investor desires to do so. The inability to sell securities in a rapidly declining market may substantially increase the risk of loss because of such illiquidity and because the price for China Wi-Max Securities may suffer greater declines because of China Wi-Max price volatility.

The price of China Wi-Max's common stock that will prevail in the market after this offering may be higher or lower than the price an investor pays. Certain factors, some of which are beyond China Wi-Max's control, that may cause China Wi-Max's share price to fluctuate significantly include, but are not limited to the following:

     o    Variations in China Wi-Max quarterly operating results;
     o Loss of a key relationship or failure to complete significant transactions;
     o    Additions or departures of key personnel; and
     o    Fluctuations in stock market price and volume.

Additionally, in recent years the stock market in general, and the over-the-counter markets in particular, have experienced extreme price and volume fluctuations. In some cases, these fluctuations are unrelated or disproportionate to the operating performance of the underlying company. These market and industry factors may materially and adversely affect China Wi-Max stock price, regardless of China Wi-Max operating performance. In the past, class action litigation often has been brought against companies following periods of volatility in the market price of those companies common stock. If it becomes involved in this type of litigation in the future, it could result in substantial costs and diversion of management attention and resources, which could have a further negative effect on the investment in China Wi-Max's stock.

ITEM 1B. UNRESOLVED STAFF COMMENTS
----------------------------------

Not Applicable.

ITEM 2.  PROPERTIES
-------------------

China Wi-Max's operations are principally located at 1905 Sherman Street, Suite 335, Denver, Colorado 80203. As of December 31, 2008, the Company's lease for the use of the offices at 1905 Sherman Street is month to month. The monthly rental approximates $1,100.

ITEM 3.  LEGAL PROCEEDINGS
--------------------------

China Wi-Max anticipates that it (including any subsidiaries) will from time to time become subject to claims and legal proceedings arising in the ordinary course of business. It is not feasible to predict the outcome of any such proceedings and China Wi-Max cannot assure that their ultimate disposition will not have a materially adverse effect on China Wi-Max business, financial condition, cash flows or results of operations. There are no such claims or legal proceedings as of December 31, 2008.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

No matters were submitted during the period covered by this report to a vote of security holders of the Company, through the solicitation of proxies or otherwise.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S  COMMON EQUITY,  RELATED STOCKHOLDER MATTERS AND
--------------------------------------------------------------------------------
ISSUER PURCHASES OF EQUITY SECURITIES
-------------------------------------

Market Information

There is no current public trading market for the common stock and there is no assurance that one will develop in the near future, if ever. In January 2009, China Wi-Max submitted a Form 15c211 to FINRA to apply for trading on the over-the-counter bulletin board trading facility ("OTCBB"). At the time of this filing, the Form 15c211 was still under review by FINRA. The Company cannot assure that its shares will trade at or above the Company's net asset value.

Holders

There are approximately 55 holders of record of China Wi-Max common stock as of December 31, 2008.

Dividend Policy

Holders of China Wi-Max common stock are entitled to receive such dividends as may be declared by China Wi-Max's Board of Directors. China Wi-Max has not declared or paid any dividends on China Wi-Max common shares and does not plan on declaring any dividends in the near future. China Wi-Max currently intends to use all available funds to finance the operation and expansion of its business.

Shares Eligible for Future Sale

As of December 31, 2008, China Wi-Max currently has 10,785,002 shares of common stock outstanding (11,820,002 at April 2, 2009). A current shareholder who is an "affiliate" of China Wi-Max, defined in Rule 144 as a person who directly, or indirectly through one or more intermediaries, controls, or is controlled by, or is under common control with China Wi-Max will be required to comply with the resale limitations of Rule 144. Of these shares a total of 10,535,002 shares have been held for six months or more and are eligible for resale under Rule 144 assuming the Company has been a reporting company for 90 days. Sales by affiliates will be subject to the volume and other limitations of Rule 144, including certain restrictions regarding the manner of sale, notice requirements, and the availability of current public information about China Wi-Max. The volume limitations generally permit an affiliate to sell, within any three month period, a number of shares that does not exceed the greater of one percent of the outstanding shares of common stock or the average weekly trading volume during the four calendar weeks preceding his sale. A person who ceases to be an affiliate at least three months before the sale of restricted securities beneficially owned for at least two years may sell the restricted securities under Rule 144 without regard to any of the Rule 144 limitations.

Recent Sales of Unregistered Securities

We made the following unregistered sales of its securities from August 5, 2008 through December 31, 2008.


   Investor Name     Title of Securities         Amount       Date of Issuance
   -------------     -------------------       ------          ----------------
   Ralph Ruschel       Convertible             $110,000         29-August-08
                       Promissory Note
   Ralph Ruschel       Convertible              $38,200        30-September-08
                       Promissory Note
   Ralph Ruschel       Convertible              $14,000          6-October-08
                       Promissory Note
   Timothy Gill        Convertible              $10,000         24-October-08
                       Promissory Note
   Ralph Ruschel       Convertible              $30,000         27-October-08
                       Promissory Note
   Owen Hahn           Convertible
                       Promissory Note          $50,000         7-November-08
   Ralph Ruschel       Convertible
                       Promissory Note         $152,800         20-November-08
   Jackie Lindsey      Convertible
                       Promissory Note          $43,000         01-December-08
   Ralph Reuschel      Convertible
                       Promissory Note          $61,050         04-December-08

   Investor Name     Title of Securities         Amount       Date of Issuance
   -------------     -------------------       ------          ----------------
   Ralph Ruschel       Convertible
                       Promissory Note          $15,750         30-December-08
   Frank Jia           Common Stock       250,000 shares for     17-October-08
                                          $62,500 in services


Convertible Promissory Notes are due December 31, 2009 and are convertible at $0.50 per share into common shares.

Exemption From Registration Claimed
-----------------------------------

All of the sales by us of our unregistered securities were made in reliance upon
Section 4(2) of the Securities Act of 1933, as amended (the "1933 Act"). The entity listed above that purchased the unregistered securities was an existing shareholder, known to us and our management, through pre-existing business relationships, as a long standing business associate. The entity was provided access to all material information, which it requested, and all information necessary to verify such information and was afforded access to our management in connection with the purchases. The purchaser of the unregistered securities acquired such securities for investment and not with a view toward distribution, acknowledging such intent to us. All certificates or agreements representing such securities that were issued contained restrictive legends, prohibiting further transfer of the certificates or agreements representing such securities, without such securities either being first registered or otherwise exempt from registration in any further resale or disposition.


ITEM 6.  SELECTED FINANCIAL DATA
--------------------------------
Not applicable.


ITEM 7. MANAGEMENT'S  DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
OF OPERATIONS
-------------

The following discussion should be read in conjunction with our audited financial statements and notes thereto included herein. In connection with, and because we desire to take advantage of, the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, we caution readers regarding certain forward looking statements in the following discussion and elsewhere in this report and in any other statement made by, or on our behalf, whether or not in future filings with the Securities and Exchange Commission. Forward-looking statements are statements not based on historical information and which relate to future operations, strategies, financial results or other developments. Forward looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control and many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward looking statements made by, or on our behalf. We disclaim any obligation to update forward-looking statements. Factors that could cause or contribute to such differences include those discussed below.

The independent registered public accounting firm's report on the Company's financial statements as of December 31, 2008, and for each of the periods then ended, includes a "going concern" explanatory paragraph, that describes substantial doubt about the Company's ability to continue as a going concern.


Plan of Operations

China Wi-Max plans to be a telecommunications broadband provider focused on providing commercial customers with high bandwidth connections through first and second tier markets in China through subsidiary companies. Through these wholly and partially owned subsidiaries, China Wi-Max intends to build, own, and operate metropolitan area Internet Protocol (IP) based broadband networks, using both owned optical fiber and licensed Wi-Max capable wireless spectrum.

China Wi-Max operating subsidiaries networks are designed to provide the reliability, redundancy, scalability, and other features expected of a carrier class network. China Wi-Max believes its operating subsidiaries can bypass the local loop facilities of the local exchange carrier to connect enterprise customers directly to the global communications network. At this time, China Wi-Max has four full-time employees and one part-time employee in the United States, augmented by a number of personnel in operating subsidiaries, contract personnel and professional services organizations.

Service to customers is provided through direct connections to the optical fiber or transmissions over licensed radio spectrum provided through China Wi-Max's Chinese operating subsidiaries. Currently, the Company's operating subsidiaries are offering customers high speed broadband Internet access in a pilot program. Services contemplated to be offered in the future include Voice-over Internet Protocol, or VoIP, bandwidth on demand, bandwidth redundancy, virtual private networks, or VPNs, disaster recovery, bundled data, and video services.

During 2008, the Company continued to put in place the structure and resources necessary to provide the services contemplated in its business plan. The Company put into place the corporate structure of subsidiaries, licenses and contract relationships necessary to provide services in China. Filings with the United States Securities and Exchange Commission were successfully completed to position the Company to file for trading status on the Over The Counter Bulletin Board exchange. Initial office space and personnel resources were obtained in China. Late in the year, the fiber network was placed in initial service and customer testing was initiated. In summary, 2008 was a year of preparation and staging to support the launch of customer acquisition in 2009.

The Company plans to begin delivering revenue generating services on a commercial basis during the second quarter of 2009 in Beijing. Our subsidiaries are currently recruiting sales and engineering staff to support these efforts. A Terabit optical router was installed and in use in the first quarter of 2009. Additional pilot level testing in the first quarter of 2009 provided the basis for a successful full scale launch of services in the second quarter. The addition of customers will require additional capital to acquire access to new buildings, purchase and install equipment, etc. The company is also pursuing opportunities to utilize its access to use wireless licenses to provide last mile bridging services for potential customers during the second or third quarter of 2009.

China Wi-Max closed a private offering of unsecured convertible Notes in early January 2008 and raised $1,000,000. The Notes bear interest at 12% per annum, convertible at the Note Holder's option into Common Stock of China Wi-Max at a conversion price of $.25 per share, and were due December 31, 2008. As of December 31, 2008, eighteen of the note holders converted their shares and accrued interest into 391,002 shares of the Company's common stock, representing $84,000 in principal and $13,753 of accrued interest. The remainder of the notes was extended to July 1 2009, except for two note holders, the first with a principal balance of $25,050 extended to April 15, 2009, and the second note holder with a balance of $25,050 extended to May 1, 2009.

In the continuance of our business operations, we do not intend to purchase or sell any significant assets and we do not expect a significant change in the number of employees, until additional capital is raised. We can make no assurances that we will be able to raise any such capital.

At this time, it is difficult to raise capital as the United States and the global business community are experiencing severe instability in the commercial and investment banking systems. This instability is likely to continue to have far-reaching effects on the economic activity in the country for an indeterminable period. The long-term impact on the United States economy and the Company's operating activities and ability to raise capital cannot be predicted at this time, but may be substantial.

RESULTS OF OPERATIONS
---------------------

Results of Operations for the Year Ended December 31, 2008 Compared to the Year Ended December 31, 2007

During the years ended December 31, 2008 and 2007, China Wi-Max recognized no revenues. Revenues of approximately $15,000 had been recognized in the quarter ended September 30, 2008, but were subsequently credited due to customer dissatisfaction resulting from poor interconnection quality delivered by a China Wi-Max supplier.

During the year ended December 31, 2008, China Wi-Max incurred general and administrative expenses of $1,520,271 compared to $426,102 for the year ended December 31, 2007. The $1,094,169 increase was primarily the result of an increase in the Company's operational activities compared to the prior period. During the year ended December 31, 2008, the Company hired its initial staff and increased use of outside consultants, as it continued implementation of its business plan. The period over period increase was primarily a result of the staff increases, with an increase of $430,000 in salary and wages, increased consulting and professional fees of $190,000, expenses for operations in China increased of $185,000 and increased travel expense of $14,000. During the year ended December 31, 2008, China Wi-Max incurred $221,000 in expenses related to common stock and expense of $103,275 in options issued as payment for services totaling $324,275 compared to $113,750 for the year ended December 31, 2007.

During the year ended December 31, 2008, China Wi-Max recognized a net loss of $1,716,195 compared to a net loss of $444,590 during the year ended December 31, 2007. The $1,271,605 increase in net losses was primarily the result of the $1,076,169 increase in general and administrative expenses, discussed above combined with the $177,436 increase in interest expense as a result of the issuance of convertible promissory notes discussed below.

China Wi-Max's basic loss per share was $0.17 during the year ended December 31, 2008 versus a net loss per share of $0.06 during the year ended December 31, 2007.

LIQUIDITY
---------

Cash flow from operations has not historically been sufficient to sustain China Wi-Max's operations without additional sources of capital. At December 31, 2008, the Company had total current assets of $171,730, consisting of cash of $147,889 and prepaid expenses of $23,841. At December 31, 2008, the Company had total current liabilities of $2,665,571. Total current liabilities consist of accounts payable of $119,830, accrued interest of $195,641 and current convertible notes payable of $2,350,100. At December 31, 2008, the Company had a working capital deficit of $2,493,841.

During the year ended December 31, 2008, China Wi-Max used $1,172,914 in its operating activities. The net loss of $1,716,195 was adjusted for $221,000 of services paid for by the issuance of common stock, $13,753 of accrued interest converted to stock, $103,275 in non-cash option expenses, depreciation of $6,323 and $3,162 in amortization of debt issuance costs. During the year ended December 31, 2008, there was a $15,822 increase in prepaid expenses, a $32,329 increase in accounts payable and a $179,261 increase in accrued interest.

During the year ended December 31, 2007, China Wi-Max used $241,399 in its operating activities. A net loss of $444,590 was adjusted for $113,750 of services paid for by the issuance of common stock and $2,108 in amortization of debt issuance costs. During the year ended December 31, 2007, there was an $8,019 increase in prepaid expenses, $78,972 increase in accounts payable and a $16,380 increase in accrued interest.

During the year ended December 31, 2008, China Wi-Max used $384,008 in its investing activities, of which $205,133 was for purchases of optical fiber and $178,875 was used primarily for deposits for the acquisition of long-lived assets, which relate to the acquisition of business and wireless licenses in Beijing, Hangzhou and Shanghai, China.

During the year ended December 31, 2007, China Wi-Max used $491,666 in its investing activities, of which $306,666 was for purchases of optical fiber and $185,000 was used primarily for deposits for the acquisition of long-lived assets, which relate to the acquisition of business and wireless licenses in Beijing, China.

During the year ended December 31, 2008, China Wi-Max received $1,522,410 from its financing activities. During year ended December 31, 2007, China Wi-Max received $914,350 from its financing activities.

In June 2007, the Board of Directors authorized the sale of up to $1 million of unsecured convertible promissory notes. Principal and interest are convertible at any time into shares of China Wi-Max's common stock at $0.25 per share, at the option of the note holders. As of January 2008, the Company oversubscribed the offering and issued $1,004,300 of notes payable, which mature on December 31, 2008, bear interest at 12% per annum, and are unsecured. During the year ended December 31, 2008, China Wi-Max issued an additional $1,429,800 in unsecured convertible promissory notes, which mature on December 31, 2009, bearing interest at 10% per annum, and are unsecured. Principal and interest are convertible at any time into shares of China Wi-Max's common stock at $0.50 per share, at the option of the promissory note holders. China Wi-Max has not paid nor is any principal or interest due on these notes. As of December 31, 2008, there is $2,350,100 in outstanding convertible notes payable and accrued interest of $195,641. China Wi-Max is not in default with regard to these notes.

During the year ended December 31, 2008, China Wi-Max issued 884,000 shares of its common stock to individuals as employment signing bonuses and payments for services performed for China Wi-Max, valued at $221,000. In addition, China Wi-Max issued 391,002 shares for the conversion of $84,000 in principal and $13,753 in interest of the notes issued in 2007, convertible at $.25 per share.

During the year ended December 31, 2007, China Wi-Max issued 455,000 shares of its common stock for payment of services performed for China Wi-Max, valued at $113,750.

Going Concern

The independent registered public accounting firm's report on the Company's financial statements as of December 31, 2008 and 2007 includes a "going concern" explanatory paragraph that describes substantial doubt about the Company's ability to continue as a going concern.

Critical Accounting Policies

China Wi-Max has identified the policies below as critical to China Wi-Max business operations and the understanding of China Wi-Max results from operations. The impact and any associated risks related to these policies on the Company's business operations is discussed throughout Management's Discussion and Analysis of Financial Conditions and Results of Operations where such policies affect China Wi-Max reported and expected financial results. For a detailed discussion on the application of these and other accounting policies, see Note 2 in the Notes to the Consolidated Financial Statements beginning on page 39 for the years ended December 31, 2008 and 2007, and page 39. Note that China Wi-Max's preparation of this document requires China Wi-Max to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of China Wi-Max financial statements, and the reported amounts of expenses during the reporting periods. There can be no assurance that actual results will not differ from those estimates.

Revenue Recognition

China Wi-Max follows very specific and detailed guidelines in measuring revenue; however, certain judgments may affect the application of China Wi-Max revenue policy. Revenue results are difficult to predict, and any shortfall in revenue or delay in recognizing revenue could cause China Wi-Max operating results to vary significantly from quarter to quarter and could result in future operating losses.

The Company recognizes revenue pursuant to Securities and Exchange Commission, Staff Accounting Bulletin ("SAB") No. 101, Revenue Recognition in Financial Statements, as amended by SAB No. 104 Revenue Recognition. Consistent with the requirements of these SABs, revenue is recognized only when: a) persuasive evidence of arrangement exists, b) delivery has occurred, c) the seller's price to the buyer is fixed, and d) collection is reasonably assured.

Stock-based Compensation

In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 123R, which addresses the accounting for share-based payment transactions. SFAS No. 123R eliminates the ability to account for share-based compensation transactions using APB No. 25 and generally requires instead that such transactions be accounted and recognized in the statement of operations based on their fair value. Application of SFAS 123R requires the use of significant estimates, including expected volatility, expected term, risk-free interest rate and forfeiture rate. SFAS 123R was effective for China Wi-Max beginning July, 2006.

Long-Lived Assets

Property and equipment, which consists of fiber optic cable and network support equipment, are stated at cost, less accumulated depreciation. Depreciation is calculated using the straight-line method over the estimated useful lives ranging from five to twenty five years. Depreciation is commenced when the assets are placed in service. The economic lives are estimated at the time assets are placed in service and are based on industry experience and anticipated technological or other changes. If technological changes were to occur more rapidly than anticipated or in a different form than anticipated, the useful lives assigned to these assets may need to be shortened, resulting in the recognition of increased depreciation expense in future periods. The Company's intangible asset, contractual license rights, represents the Company rights to certain frequency licenses held by Gao Da. The Company amortizes this intangible asset over the twenty-year term of the agreement. The Company evaluates this intangible asset for impairment annually, and between annual evaluations if events or changes in circumstances indicate that the carrying amount of the asset may not be fully recoverable. In cases where required, an impairment provision is recognized in an amount by which the carrying value exceeds the estimated fair value of the asset.

Recoverability of the contractual license rights is dependent upon the recoverability of the underlying licenses of Gao Da. The underlying value of the frequency licenses held by Gao Da is dependent on numerous factors, including successful deployment of networks and connectivity, and/or radio links. The Company considers the underlying licenses to have an indefinite useful life under the provisions of SFAS 142, Goodwill and Other Intangible Assets. These licenses are typically renewed if the licensee files a renewal application prior to license expiration wherein the licensee demonstrates its engagement in supplying services or related activities to satisfy the appropriate criteria for renewal. If at any time the Company determines that these criteria will most likely not be met or if there is a change in management's future business plans or disposition of one or more licenses underlying the contractual license rights, the Company will first test the contractual license rights for impairment and then the Company will modify the life of the contractual license rights and begin amortizing the cost over the remaining underlying license period. The Company also tests its long-lived assets for impairment if there are any legal, regulatory, contractual, competitive, and economic or other factors that are determined to limit the useful lives of the respective assets.

In assessing the recoverability of long-lived assets, the Company must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. Long-lived assets are evaluated for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. An impairment loss is recognized whenever
(i) the estimated undiscounted future cash flows expected to result from the use of the asset plus net proceeds expected from disposition of the asset, if any, are less than the carrying value of the asset and (ii) the fair value of the asset is less than its carrying value. When an impairment loss is identified, the carrying value of the asset is reduced to its fair value.

Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141 (R), Business Combinations ("SFAS 141 (R)"), which becomes effective for fiscal periods beginning after December 15, 2008. SFAS No. 141 (R) requires all business combinations completed after the effective date to be accounted for by applying the acquisition method (previously referred to as the purchase method). Companies applying this method will have to identify the acquirer, determine the acquisition date and purchase price, and recognize at their acquisition date fair values of the identifiable assets acquired, liabilities assumed, and any non-controlling interests in the acquiree. In the case of a bargain purchase, the acquirer is required to reevaluate the measurements of the recognized assets and liabilities at the acquisition date and recognize a gain on that date if an excess remains. The Company does not expect the adoption of this statement to have a material impact on its financial statements.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements an Amendment of ARB 51 ("SFAS 160") which becomes effective for fiscal periods beginning after December 15, 2008. This statement amends ARB 51 to establish accounting and reporting standards for non-controlling interests in a subsidiary and for the deconsolidation of a subsidiary. The statement requires ownership interests in subsidiaries held by parties other than the parent be clearly identified, labeled, and presented in the consolidated statement of financial position within equity, but separate from the parent's equity. The statement also requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the non-controlling interest, with disclosure on the face of the consolidated statement of income of the amounts of consolidated net income attributable to the parent and to the non-controlling interest. In addition, this statement establishes a single method of accounting for changes in a parent's ownership interest in a subsidiary that do not result in deconsolidation and requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. The Company does not expect the adoption of this statement to have a material impact on its financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment to FASB Statement No. 115. This statement permits companies to choose to measure many financial instruments and other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This statement is expected to expand the use of fair value measurement of accounting for financial instruments, and the fair value option established by this statement permits all entities to measure eligible items at fair value at specified election dates. This statement was effective for the Company on January 1, 2008. The Company did not apply the fair value option to any of its outstanding instruments and therefore SFAS No. 159 did not have an impact on the Company's financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurement. This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. SFAS No. 157 defines fair value as the price that would be received to sell an asset or pay to transfer a liability in an orderly transaction between market participants at the measurement date. Additionally, SFAS No. 157 requires the use of valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. These inputs are prioritized below:

     Level 1: Observable inputs such as quoted market prices in active markets for identical assets or liabilities.

     Level 2: Observable market-based inputs or unobservable inputs that are corroborated by market data.

     Level 3: Unobservable inputs for which there is little or no market data, which require the use of the reporting entity's own assumptions.

SFAS No. 157 was effective for the Company on January 1, 2008 for all financial assets and liabilities. For non-financial assets and liabilities, SFAS No. 157 is effective for the Company on January 1, 2009. Management is currently determining the effect that the adoption of SFAS No. 157 may have on its financial statements beyond its current fiscal year.

In April 2008, the FASB issued FASB Staff Position (FSP) FAS 142-3, Determination of the Useful Life of Intangible Assets. This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, Goodwill and Other Intangible Assets. The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under Statement 142 and the period of expected cash flows used to measure the fair value of the asset under FASB Statement No. 141 (Revised 2007), "Business Combinations," and other U.S. generally accepted accounting principles
(GAAP). This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The Company does not expect the adoption of FSP 142-3 to have a material effect on its results of operations and financial condition.

In May 2008, the FASB issued FASB Staff Position (FSP) No. APB 14-1 Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) (FSP APB 14-1). FSP APB 14-1 requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer's non-convertible debt borrowing rate. FSP APB 14-1 is effective for fiscal years beginning after December 15, 2008 on a retroactive basis and was adopted by the Company on January 1, 2009. The Company does not expect the adoption of FSP APB 14-1 to have a material effect on its results of operations and financial condition.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

China Wi-Max's operations do not employ financial instruments or derivatives which are market sensitive. Short term funds are held in non-interest bearing accounts and funds held for longer periods are placed in interest bearing accounts. Large amounts of funds, if available, will be distributed among multiple financial institutions to reduce risk of loss. Our cash holdings do not generate interest income.

China Wi-Max generates revenues and incurs expenses and liabilities in both Chinese Renminbi (RMB) and U.S. dollars. Since 1994, the official exchange rate for the conversion of Chinese RMB to U.S. dollars has generally been stable and the Chinese RMB has appreciated slightly against the U.S. dollar. In the past year, the RMB has appreciated quite rapidly against the dollar. China Wi-Max has not entered into agreements or purchased instruments to hedge its exchange rate risks, although it may do so in the future. China Wi-Max's results of operations and financial condition may be negatively affected by changes in the value of Chinese RMB.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The audited financial statements of China Wi-Max Communications, Inc. for the year ended December 31, 2008, period from July 5, 2006 (inception) through December 31, 2007, and period from July 5, 2006 through December 31, 2008, appear as pages 33 through 48.

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
China Wi-Max Communications, Inc.

We have audited the accompanying consolidated balance sheets of China Wi-Max Communications, Inc. and subsidiaries (a Development Stage Enterprise) (the "Company") as of December 31, 2008 and 2007, and the related consolidated statements of operations, shareholders' deficit, and cash flows for the years ended December 31, 2008 and 2007, and the period from July 5, 2006 (inception) through December 31, 2008. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of China Wi-Max Communications, Inc. and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for the years ended December 31, 2008 and 2007, and the period from July 5, 2006 (inception) through December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company reported a net loss of approximately $1,716,000 during the year ended December 31, 2008, and has a working capital deficiency and a shareholders' deficit of approximately $2,494,000 and $1,599,000 respectively, at December 31, 2008. In addition, the Company has a limited operating history and no revenue producing operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans with regard to these matters are also described in
Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.



/s/ GHP Horwath P.C.
GHP Horwath P.C.
Denver, Colorado

April 10, 2009

                                                CHINA WI-MAX COMMUNICATIONS, INC.
                                                (A Development Stage Enterprise)

                                                   CONSOLIDATED BALANCE SHEETS


                           ASSETS
                                                                               December 31,              December 31,
                                                                                   2008                       2007
                                                                             ------------------         ------------------
Current assets:
   Cash                                                                      $         147,889          $       182,401
   Receivable from issuance of common stock                                                  -                    2,570
   Prepaid expenses                                                                     23,841                    8,019
                                                                             ------------------        ------------------

   Total current assets                                                                171,730                  192,990
                                                                             ------------------        ------------------

Property and equipment, net                                                            531,009                        -
                                                                             ------------------        ------------------

Other assets:
  Debt-issue costs, net                                                                      -                    3,162
  Intangible and other assets                                                          364,195                  491,666
                                                                             ------------------        ------------------
                                                                                       364,195                  494,828
                                                                             ------------------        ------------------

         Total assets                                                        $       1,066,934          $       687,818
                                                                             ==================        ==================


            LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities:
   Accounts payable                                                          $         119,830          $        87,501
   Accrued interest                                                                    195,641                   16,380
   Convertible notes payable                                                         2,350,100                  914,000
                                                                             ------------------        ------------------

   Total liabilities (all current)                                                   2,665,571                1,017,881
                                                                             ------------------        ------------------


Shareholders' deficit:
      Common stock; $.001 par value; 50,000,000 shares authorized;
        10,785,002 and 9,770,000 shares issued and outstanding as of
        December 31, 2008 and December 31, 2007, respectively                           10,785                    9,770
      Additional paid-in capital                                                       534,048                  113,295
      Accumulated other comprehensive income                                            25,853                        -
      Deficit accumulated during the development stage                              (2,169,323)                (453,128)
                                                                             ------------------        ------------------
     Total shareholders' deficit                                                    (1,598,637)                (330,063)
                                                                             ------------------        ------------------

                                                                             $       1,066,934          $       687,818
                                                                             ==================        ==================

                                       See notes to financial statements.


                                                       34


                                                 CHINA WI-MAX COMMUNICATIONS, INC.
                                                 (A Development Stage Enterprise)

                                  CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS


                                                                                                                     Period from
                                                                                                                     July 5, 2006
                                                                                                                     (inception)
                                                                              Year ended         Year ended           through
                                                                              December 31,       December 31,        December 31,
                                                                                 2008              2007                 2008
                                                                           ----------------   ----------------       ---------------

Operating expenses:
    General and administrative expense                                     $    (1,520,271)   $      (426,102)       $  (1,954,911)
                                                                           ----------------   ----------------       ---------------

Operating loss                                                                  (1,520,271)          (426,102)          (1,954,911)
                                                                           ----------------   ----------------       ---------------

Other expense:
    Interest expense                                                              (195,924)           (18,488)            (214,412)
                                                                           ----------------   ----------------       ---------------

Net loss                                                                        (1,716,195)          (444,590)          (2,169,323)

Foreign currency translation gain                                                   25,853                  -               25,853
                                                                           ----------------   ----------------       ---------------

Comprehensive loss                                                         $    (1,690,342)   $      (444,590)       $  (2,143,470)
                                                                           ================   ================       ===============

Basic and diluted net loss per share                                       $         (0.17)   $         (0.06)
                                                                           ================   ================

Weighted average number of common
    shares outstanding                                                          10,087,814          7,136,096
                                                                           ================   ================


                                        See notes to financial statements.

                                                       35


                                            CHINA WI-MAX COMMUNICATIONS, INC.
                                             (A Development Stage Enterprise)

                                        CONSOLIDATED STATEMENTS OF SHAREHOLDERS' DEFICIT

                               PERIODS FROM JULY 5, 2006 (INCEPTION) THROUGH DECEMBER 31, 2008




                                                                                                            Deficit
                                                                                           Accumulated   accumulated     Total
                                                     Common stock            Additional       other       during the     share-
                                              -----------------------------    paid in     comprehensive  development    holders'
                                                Shares            Amount       capital        income         stage       Deficit
                                              -----------      ------------  -----------    ----------   ------------  ------------
Common stock issued for cash
between July 5, 2006
(inception) and December 31,
2006 at par value ($0.001 per
share)                                         3,825,000       $     3,825   $        -   $         -   $         -   $     3,825

Net loss                                                                              -             -        (8,538)       (8,538)
                                              -----------      ------------  -----------  ------------   ------------  ------------

Balances, December 31, 2006                    3,825,000             3,825            -             -        (8,538)       (4,713)

Common stock issued for cash between
January and June 2007 at par value
($0.001 per share)                             5,230,000             5,230            -             -             -         5,230

Common stock issued for cash between
June and December 2007 at par value
($0.001 per share)                               260,000               260            -             -             -           260

Common stock issued for services,
valued at $0.25 per share                        455,000               455      113,295             -             -       113,750

Net loss                                               -                 -            -             -      (444,590)     (444,590)
                                              -----------      ------------  -----------  ------------   ------------  ------------
Balances, December 31, 2007                    9,770,000             9,770      113,295             -      (453,128)     (330,063)

Shares of common stock cancelled
between January and March 2008 at
par value ($0.001 per share)                    (260,000)             (260)           -             -             -          (260)

Common stock issued for services,
between January and October 2008,
valued at $0.25 per share
                                                 884,000               884      220,116             -             -       221,000

Common stock issued upon conversion
of notes and accrued interest in December,
2008, valued at $0.25 per share                  391,002               391       97,362                                    97,753

Fair value of options vested during
the year                                               -                 -      103,275             -             -       103,275

Net loss                                               -                 -            -             -    (1,716,195)   (1,716,195)

Other comprehensive income adjustments
    Gain on foreign currency translation
                                                       -                 -            -        25,853             -        25,853
                                              -----------      ------------  -----------  ------------   ------------  ------------

Balances, December 31, 2008                   10,785,002       $    10,785   $  534,048   $    25,853   $(2,169,323)  $(1,598,637)
                                              ===========      ============  ===========  ============   ============  ============


                                               See notes to financial statements.

                                                               36


                                                CHINA WI-MAX COMMUNICATIONS,INC.
                                                (A Development Stage Enterprise)

                                              CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                                                                   Period from
                                                                                                                   July 5, 2006
                                                                                                                   (Inception)
                                                                                                                      through
                                                                        Year ended             Year ended          December 31,
                                                                    December 31, 2008      December 31, 2007           2008
                                                                  --------------------     ------------------      -------------

Cash flows from operating activities:
Net loss                                                           $       (1,716,195)    $       (444,590)        $   (2,169,323)
Adjustments to reconcile net loss to net cash
 used in operating activities:
   Common stock issued for services                                           221,000              113,750                334,750
   Accrued interest converted to common stock                                  13,753                    -                 13,753
   Non-cash stock option expense                                              103,275                    -                103,275
   Depreciation                                                                 6,323                    -                  6,323
   Amortization of debt-issue costs                                             3,162                2,108                  5,270
   Changes in assets and liabilities:
     Increase in prepaid expenses                                             (15,822)              (8,019)               (23,841)
     Increase in accounts payable                                              32,329               78,972                119,830
     Increase in accrued interest                                             179,261               16,380                195,641
                                                                  --------------------    --------------------     -----------------

Net cash used in operating activities                                      (1,172,914)            (241,399)            (1,414,322)
                                                                  --------------------    --------------------     -----------------

Cash flows from investing activities:
       Purchase of property and equipment                                    (205,133)            (306,346)              (511,479)
       Purchase of intangible and other assets                               (178,875)            (185,320)              (364,195)
                                                                  --------------------   --------------------      -----------------

Net cash used in investing activities                                        (384,008)            (491,666)              (875,674)
                                                                  --------------------   --------------------      -----------------

Cash flows from financing activities:
       Proceeds from issuance of convertible notes payable                  1,520,100              914,000              2,434,100
       Proceeds from issuance of common stock                                   2,310                5,620                  9,055
       Debt issue costs                                                             -               (5,270)                (5,270)
                                                                  --------------------   --------------------      -----------------

Net cash provided by financing activities                                   1,522,410              914,350              2,437,885
                                                                  --------------------   --------------------      -----------------

Net (decrease) increase in cash                                               (34,512)             181,285                147,889
Cash, beginning of period                                                     182,401                1,116                      -
                                                                  --------------------   --------------------      -----------------


Cash, end of period                                                $          147,889    $         182,401         $      147,889
                                                                  ====================   ====================      =================

Supplemental disclosure of non-cash investing and financing activities:

    Convertible notes and interest converted to common stock       $           97,753    $                         $       97,753
                                                                  ====================   ====================      =================

      Receivable from issuance of common stock                     $                -    $             2,570       $        5,720
                                                                  ====================   ====================      =================


                                               See notes to financial statements.

                                                               37

                        CHINA WI-MAX COMMUNICATIONS, INC.
                        (A Development Stage Enterprise)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    PERIODS ENDED DECEMBER 31, 2008 AND 2007

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

     The Company plans to build, own, and operate metropolitan area Internet Protocol (IP)-based broadband networks using a combination of Company-owned optical fiber and licensed Wi-Max (Worldwide Interoperability for Microwave Access) capable wireless spectrum. These networks are designed to provide the reliability, redundancy, scalability, and other features expected of a carrier class network. The Company intends to provide value-added services such as IP transport, Internet Service Provider (ISP) services, and broadband internet access. The Company plans to position itself to bypass the local loop facilities of the current local exchange carriers to connect enterprise customers directly to a global communications network.

     In September 2008, the Company effectuated the formation and control of two wholly-owned subsidiaries in China: Beijing Yuan Shan Da Chuan Business Development Ltd. ("Da Chuan") and Beijing Yuan Shan Shi Dai Technology Ltd. ("Shi Dai"). Da Chuan has contractual agreements with two local Chinese companies to use licenses to deliver "Value Added Telecommunications
     Services" (Note 4). Shi Dai owns optical fiber assets located in Beijing and Hangzhou; Shi Dai's purchases of optical fiber assets were made at the direction of and with funding from China Wi-Max prior to consolidation. The Company began initial operation of its network in Beijing in 2008, but has not generated any revenue to date.

     The Company's financial statements as of December 31, 2008, and for the period from September 24, 2008, the date at which the Company gained 100% ownership of Da Chuan and Shi Dai, through December 31, 2008, include the accounts of Da Chuan and Shi Dai. Intercompany balances and transactions have been eliminated in consolidation.

     The Company's foreign subsidiaries (Da Chuan and Shi Dai) are located in China, and foreign transactions are conducted in currencies other than the U.S. dollar, primarily the Chinese Renmimbi (RMB). Da Chuan and Shi Dai financial statements are maintained in the functional currency. For financial reporting purposes, the financial statements of the subsidiaries have been translated into United States (U.S.) dollars. Assets and liabilities are translated into U.S. dollars at year-end exchange rates. Income and expense items are translated at weighted-average rates of exchange prevailing during the year, and equity is translated at historical exchange rates. Any resulting translation adjustments are charged or credited to other comprehensive income in shareholders' deficit. Gains and losses on foreign currency transactions are included in other income and expense.

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

                        CHINA WI-MAX COMMUNICATIONS, INC.
                        (A Development Stage Enterprise)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    PERIODS ENDED DECEMBER 31, 2008 AND 2007

     1. Organization, basis of presentation, going concern and management's plans (continued):

     Going concern and management's plans:

     The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company reported a net loss of approximately $1,716,000 for the year ended December 31, 2008, and a working capital deficiency and shareholders' deficit of approximately $2,494,000 and $1,599,000, respectively, at December 31, 2008. The Company has a limited operating history and no current revenue producing operations. In addition, the Company does not have a revolving loan agreement with any financial institution, nor can the Company provide any assurance it will be able to enter into any such agreement in the future, or be able to raise funds through a future issuance of debt or equity. These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

     The Company's continuance as a going concern is dependent on its future profitability and on the on-going support of its shareholders and creditors. In order to mitigate the going concern issues, the Company is continuing to raise capital through its $2.0 million bridge loan financing, which consists of 10% convertible notes maturing on December 31, 2009 (Note
     5). The Company raised approximately $1,430,000 through December 31, 2008, and has raised an additional $95,000 during the first quarter of 2009. The 10% convertible note placement is anticipated to be completed in the second quarter of 2009. The Company is also planning a $1million to $5 million private placement of stock in mid 2009. However, additional financing may not be available in amounts or on terms acceptable to the Company or at all. As a consequence, if the Company is unable to obtain any additional financing in the near term, the Company will be required to delay its business plan implementation, and/or the Company may be required to cease operations in order to offset the lack of available funding, which would have a material adverse impact on the Company.

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

     Property and equipment:

     Property and equipment are stated at cost, and depreciation is provided by use of the straight-line method over the estimated useful lives of the related assets. Major improvements are capitalized, while expenditures for repairs and maintenance are expensed when incurred. Estimated useful lives of property and equipment are as follows:

                  Fiber optic cable                      25 years
                  Network support equipment               5 years

                        CHINA WI-MAX COMMUNICATIONS, INC.
                        (A Development Stage Enterprise)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    PERIODS ENDED DECEMBER 31, 2008 AND 2007

2.   Summary of significant accounting policies (continued):

     Impairment of long-lived assets:

     Management assesses the carrying values of long-lived assets for impairment when circumstances indicate that such amounts may not be recoverable from future operations. Generally, assets to be held and used are considered impaired if the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. Management does not believe any impairment has occurred as of December 31, 2008. The accounting estimates for the Company's long-lived assets require management to make significant assumptions about fair value. Management's assumptions regarding fair value require significant judgments about economic factors, industry factors and technology considerations, as well as about the Company's business prospects. Changes in these judgments may have a significant effect on the estimated fair values of the Company's long-lived assets and could result in an impairment charge that could have a material adverse effect on our results of operations. Debt issue costs:

     Debt issue costs of approximately $5,000 were fully amortized to interest expense on a straight-line basis over the term of the related debt, which matured in December 2008 (Note 5).

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

     Fair value of financial instruments:

     The fair value of the Company's cash, receivables from the issuance of common stock, accounts payable and convertible notes, approximate their carrying amounts due to the short maturities of these instruments.

     Revenue recognition:

     As of December 31, 2008, the Company has no revenue-producing operations. When revenue generating operations begin, the Company will recognize revenue pursuant to Securities and Exchange Commission, Staff Accounting Bulletin ("SAB") No. 101, Revenue Recognition in Financial Statements, as amended by SAB No. 104, Revenue Recognition. Consistent with the requirements of these SABs, revenue will be recognized only when: a) persuasive evidence of arrangement exists, b) delivery has occurred, c) the seller's price to the buyer is fixed, and d) collectability is reasonably assured.

                        CHINA WI-MAX COMMUNICATIONS, INC.
                        (A Development Stage Enterprise)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    PERIODS ENDED DECEMBER 31, 2008 AND 2007


     Loss per share:

     Basic loss per share of common stock is computed based on the weighted average number of common shares outstanding during the year. Stock options and common shares issuable upon the conversion of debt securities (7,178,300 at December 31, 2008 and 3,721,520 at December 31, 2007) are not
     considered in the calculation, as the effect would be antidilutive. Therefore, diluted loss per share is equivalent to basic loss per share.


2.   Summary of significant accounting policies (continued):

     Recent Accounting Pronouncements

     In December 2007, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141 (R), Business Combinations ("SFAS 141 (R)"), which becomes effective for fiscal periods beginning after December 15, 2008. SFAS No. 141 (R) requires all business combinations completed after the effective date to be accounted for by applying the acquisition method (previously referred to as the purchase method). Companies applying this method will have to identify the acquirer, determine the acquisition date and purchase price, and recognize at their acquisition date fair values of the identifiable assets acquired, liabilities assumed, and any non-controlling interests in the acquiree. In the case of a bargain purchase, the acquirer is required to reevaluate the measurements of the recognized assets and liabilities at the acquisition date and recognize a gain on that date if an excess remains. The Company does not expect the adoption of this statement to have a material impact on its financial statements, unless the Company enters into business acquisitions in the future.

     In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements an Amendment of ARB 51 ("SFAS 160") which becomes effective for fiscal periods beginning after December 15, 2008. This statement amends ARB 51 to establish accounting and reporting standards for non-controlling interests in a subsidiary and for the deconsolidation of a subsidiary. The statement requires ownership interests in subsidiaries held by parties other than the parent be clearly identified, labeled, and presented in the consolidated statement of financial position within equity, but separate from the parent's equity. The statement also requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the non-controlling interest, with disclosure on the face of the consolidated statement of income of the amounts of consolidated net income attributable to the parent and to the non-controlling interest. In addition, this statement establishes a single method of accounting for changes in a parent's ownership interest in a subsidiary that do not result in deconsolidation and requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. The Company does not expect the adoption of this statement to have an impact on its financial statements.

     In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment to FASB Statement No. 115. This statement permits companies to choose to measure many financial instruments and other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This statement is expected to expand the use of fair

                        CHINA WI-MAX COMMUNICATIONS, INC.
                        (A Development Stage Enterprise)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    PERIODS ENDED DECEMBER 31, 2008 AND 2007

     value measurement of accounting for financial instruments, and the fair value option established by this statement permits all entities to measure eligible items at fair value at specified election dates. This statement was effective for the Company on January 1, 2008. The Company did not apply the fair value option to any of its outstanding instruments and therefore SFAS No. 159 did not have an impact on the Company's financial statements.

     In September 2006, the FASB issued SFAS No. 157, Fair Value Measurement. This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures


2.   Summary of significant accounting policies (continued):

     Recent Accounting Pronouncements (continued)

     about fair value measurements. SFAS No. 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. SFAS No. 157 defines fair value as the price that would be received to sell an asset or pay to transfer a liability in an orderly transaction between market participants at the measurement date. Additionally, SFAS No. 157 requires the use of valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. These inputs are prioritized below:

                  Level 1: Observable  inputs such as quoted market prices in active markets for identical assets or liabilities.

                  Level 2: Observable  market-based  inputs or  unobservable inputs that are corroborated by market data.

                  Level 3: Unobservable  inputs for which there is little or no market data, which require the use of the reporting entity's own assumptions.

     SFAS No. 157 was effective for the Company on January 1, 2008 for all financial assets and liabilities. For non-financial assets and liabilities, SFAS No. 157 is effective for the Company on January 1, 2009. Management is currently determining the effect that the adoption of SFAS No. 157 may have on its financial statements beyond its current fiscal year.

     In April 2008, the FASB issued FASB Staff Position (FSP) FAS 142-3, Determination of the Useful Life of Intangible Assets. This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, "Goodwill and Other Intangible Assets." The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under Statement 142 and the period of expected cash flows used to measure the fair value of the asset under FASB Statement No. 141 (Revised 2007), Business Combinations, and other U.S. generally accepted accounting principles (GAAP). This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The Company does not expect the adoption of FSP 142-3 to have a material effect on its results of operations and financial condition.

     In May 2008, the FASB issued FASB Staff Position (FSP) No. APB 14-1 Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) (FSP APB 14-1). FSP APB 14-1 requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer's non-convertible debt borrowing rate. FSP APB 14-1 is effective for fiscal years beginning after December 15, 2008 on a retroactive basis and was adopted by the Company on January 1, 2009. The Company does not expect the adoption of FSP APB 14-1 to have a material effect on its results of operations and financial condition.

                        CHINA WI-MAX COMMUNICATIONS, INC.
                        (A Development Stage Enterprise)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    PERIODS ENDED DECEMBER 31, 2008 AND 2007

3.   Property and equipment:

     In 2008, the Company placed property and equipment into service. As of December 31, 2008, property and equipment consists of the following:

                  Fiber optic cable                   $506,616
                  Network equipment                     30,716
                                                     -----------
                                                       537,332
                  Less: accumulated depreciation        (6,323)
                                                     ------------

                                                      $531,009
                                                     ============

4.   Intangible and other assets:

     At December 31, 2008 and 2007, intangible and other assets consist of the following:

                                              2008                   2007
                                              ----                   ----

         Contractual license rights        $ 326,056             $        -
         Deposits                             38,139                491,666
                                             -------               ---------

                                           $ 364,195             $  491,666
                                             =======               =========

     The Company's intangible asset, contractual license rights, represents the Company rights to certain frequency licenses held by Gao Da Yang Guang Communication Technology Ltd. ("Gao Da"). The Company entered into this contract with Gao Da in September 2008. Previous to the contract date, the Company had recorded deposits, which represented cash paid to Gao Da for the purpose of acquiring frequency licenses.

     The contractual license rights represent the right to revenue generated from customers who contract to utilize frequency licenses held by Gao Da (Note 8). The Company amortizes this intangible asset over the twenty-year term of the agreement (amortization was not considered material in 2008). The Company evaluates this intangible asset for impairment annually, and between annual evaluations if events or changes in circumstances indicate that the carrying amount of the asset may not be fully recoverable. In cases where required, an impairment provision is recognized in an amount by which the carrying value exceeds the estimated fair value of the asset.

     Recoverability of the contractual license rights is dependent upon the recoverability of the underlying licenses of Gao Da. The underlying value of the frequency licenses held by Gao Da is dependent on numerous factors, including successful deployment of networks and connectivity, and/or radio links. The Company considers the underlying licenses to have an indefinite useful life under the provisions of SFAS 142, Goodwill and Other Intangible Assets. These licenses are typically renewed if the licensee files a renewal application prior to license expiration wherein the licensee demonstrates its engagement in supplying services or related activities to satisfy the appropriate criteria for renewal. If at any time the Company determines that these criteria will most likely not be met, or if there is a change in management's future business plans or disposition of one or more licenses underlying the contractual license rights, the Company will first test the contractual license rights for impairment, and then the Company will modify the life of the contractual license rights and begin amortizing the cost over the remaining underlying license period. The Company also tests its contractual license rights for impairment if there are any legal, regulatory, contractual, competitive, and economic or other factors that are determined to limit the useful lives of the licenses.

     The expected amortization for the next five years is approximately $16,300 per year, and approximately $244,500 in aggregate for the years thereafter.

                        CHINA WI-MAX COMMUNICATIONS, INC.
                        (A Development Stage Enterprise)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    PERIODS ENDED DECEMBER 31, 2008 AND 2007



5.   Convertible notes payable:

     In 2007, the Company issued $914,000 of 12% convertible notes payable; an additional $90,300 of 12% convertible notes was issued in January 2008. These notes bear interest at 12% per annum, they are unsecured, and their maturity date was December 31, 2008. Principal and interest are convertible at any time into shares of the Company's common stock at $0.25 per share, at the option of the note holders. During 2008, notes for $84,000 and related accrued interest of $13,753 were converted into 391,002 shares of common stock. As of December 31, 2008, the remaining note holders agreed to extend the maturity date; notes for $25,050 were extended to April 15, 2009, notes for $25,050 were extended to May 1, 2009, and notes for $870,200 were extended to July 1, 2009.

     During the year ended December 31, 2008, the Company issued an additional $1,429,800 of 10% convertible notes payable which mature December 31, 2009. These notes bear interest at 10% per annum and are unsecured. Principal and interest are convertible at any time into shares of the Company's common stock at $0.50 per share, at the option of the note holders.

6.   Income taxes:

     Based on statutory rates, the Company's expected income tax benefit was approximately $584,000 and $153,000 for the years ended December 31, 2008 and 2007, respectively. The expected income tax benefit differs from the actual benefit of $0 each period, due primarily to the valuation allowance.


     Deferred tax assets consisted of the following at December 31, 2008 and 2007:

                                                   2008              2007
                                               -------------    --------------
       Deferred non-current tax assets:
           Net operating loss carryforwards    $     739,000    $      153,000
           Valuation allowance                      (739,000)         (153,000)
                                               -------------    --------------
       Net non-current deferred tax assets     $           -    $            -
                                               =============    ==============

     The Company's subsidiaries operate in the PRC and are therefore subject to the PRC tax laws and regulations. The Peoples Republic of China (PRC) federal statutory income tax rate is 25% and the local income tax rate is 3%. At December 31, 2008, the Company has U.S. net operating loss carryforwards of approximately $2,137,000 and PRC net operating carryforwards of approximately $32,000, which expire through 2028. As the Company is unable to determine that it is more likely than not that future taxable income of the Company will be sufficient to utilize the U.S. and PRC net operating loss carryforwards, a valuation allowance has been established against this asset.

                        CHINA WI-MAX COMMUNICATIONS, INC.
                        (A Development Stage Enterprise)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    PERIODS ENDED DECEMBER 31, 2008 AND 2007

7.   Shareholders deficit:

     Receivable from issuance of common stock:

     At December 31, 2007, the Company had a receivable for common stock issued of $2,570. All payments were received in 2008.

     Stock option plan:

     Effective January 1, 2008, the Company established a Stock Option Award and Compensation Plan (the "Plan") covering up to 4,000,000 shares of the Company's common stock. Any employee, consultant or Director of the Company, any parent or any subsidiary is eligible to participate. The exercise prices of the options granted are determined by the Plan committee, whose members are appointed by the Board of Directors, and the exercise prices are generally to be established at the estimated fair value of the Company's common stock at the date of grant. Options granted to date have terms that do not exceed five years. There were 637,500 vested options as of December 31, 2008. Before any options may be delivered or exercised, the shareholders must ratify the Plan. The Company is planning a shareholder meeting to ratify the Plan once the Company's stock has been approved for market trading.

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

     The compensation committee determines the term of each option, but no term may exceed 10 years from the date of grant. The compensation committee also determines at what time or times each option may be exercised and any conditions that must be met before an option may be exercised. Options may be made exercisable in installments, and the exercisability of options may be accelerated by the compensation committee. As of December 31, 2008, the Company's Board of Directors was serving as the compensation committee.

     In 2008, the Company recorded total stock-based compensation of $103,275 for options that vested during the year, which is included in general and administrative expense. As of December 31, 2008, the fair value of 1,562,500 unvested stock options was $190,275, which is expected to be recognized over a weighted average period of approximately one year.

     The Company uses the Black-Scholes option pricing model to determine the weighted average fair value of options. The weighted average fair value of options granted during 2008 was $0.13 per share. The assumptions utilized to determine the fair value of options granted during the year ended December 31, 2008 are provided in the following table:

                Risk free interest rates                         1.61% - 2.89%
                Expected volatility                                80% - 89%
                Expected term in years                               2 - 3
                Expected dividend yield                                -

                        CHINA WI-MAX COMMUNICATIONS, INC.
                        (A Development Stage Enterprise)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    PERIODS ENDED DECEMBER 31, 2008 AND 2007

7.   Shareholders deficit (continued):

     The following table sets forth the activity in the Company's Plan since its January 1, 2008 establishment:


                                                           Weighted
                                                            Average
                                           Number of       Exercise                       Average
                                            Options          Price        Exercisable     Fair Value
                                        --------------- --------------- ---------------- ------------
       Outstanding, January 1, 2008            -               -               -              -
       Granted during period               2,600,000         $0.25          737,500         $0.13
       Forfeited/expired                    (400,000)         0.25         (100,000)         0.14
                                        --------------  --------------- ---------------- ------------
       Outstanding, December 31, 2008      2,200,000         $0.25          637,500         $0.13
                                        =============== =============== ================ ============

     It was determined that there was no intrinsic value attributable to options granted during the year ended December 31, 2008, as the estimated market price of the Company's common stock of $.25 per share is the same as the exercise price of the options.

     Common stock issued for services:

     During the year ended December 31, 2008, the Company issued 884,000 shares of common stock to various parties as employment signing bonuses and payments for services performed for the Company, valued at $221,000 ($0.25 per share). During 2007, the Company issued 380,000 shares of common stock to various third parties who performed development stage services for the Company. These shares were valued at $95,000. In December 2007, the Company also issued 75,000 shares to a director/significant shareholder of the Company valued at $18,750 for services rendered. All shares issued for services were valued at $0.25 per share, which was based on the estimated fair value of the services rendered.

     Subsequent to December 31, 2008 and through April 2, 2009, the Company issued an additional 1,035,000 common shares of stock as signing bonuses and payments for services performed for the Company, valued at approximately $259,000 ($.25 per share).

8.   Commitments:

     Contract with Gao Da

     In September 2008, the Company, through Da Chuan, entered into a 20-year contract with Gao Da, in which the Company is entitled to utilize Gao Da's licenses and contracts that relate to the Company's deployment of fiber and wireless assets for the Company's benefit, as defined. As consideration for the service agreement, the Company is to pay or reimburse Gao Da for any licensing fees for base stations or license renewal expenses, and the Company is to pay a quarterly fee to Gao Da equal to one percent of net revenue generated from the use of Gao Da's contracts and licenses in the Company's business operations, as defined. No fees were payable as of December 31, 2008 under the contract.

     Gao Da's president and sole shareholder owns approximately 9.3% of the Company's common stock at December 31, 2008.

                        CHINA WI-MAX COMMUNICATIONS, INC.
                        (A Development Stage Enterprise)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    PERIODS ENDED DECEMBER 31, 2008 AND 2007

     Lease

     In 2008, the Company began leasing office space in Denver, Colorado on a month-to-month basis. Rent expense is approximately $1,100 per month. Total lease expense for 2008 was approximately $11,000.

9.   Subsequent event:

     In March 2009, the Company entered into a three-year employment agreement with an individual to serve as President and Director of the Company. The base salary is established at $10,000 per month, beginning June 1, 2009. The Agreement also provides a signing bonus of 250,000 shares and options to purchase up to 300,000 shares at $.25 per share when vested over three years.

ITEM  9.  CHANGES  IN AND  DISAGREEMENTS  WITH  ACCOUNTANTS  ON  ACCOUNTING  AND
--------------------------------------------------------------------------------
FINANCIAL DISCLOSURE
--------------------

Not applicable.


ITEM 9A. CONTROLS AND PROCEDURES
--------------------------------

The Company maintains a system of disclosure controls and procedures that are designed for the purposes of ensuring that information required to be disclosed in our SEC reports is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure.

Management, including the Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the Company's disclosure controls and procedures as defined in Exchange Act Rules 13a-14(c) as of December 31, 2008 (the "Evaluation Date") concluded that as of the Evaluation Date, the Company's disclosure controls and procedures were ineffective to ensure that material information relating to the Company would be made known to them by individuals within those entities, particularly during the period in which this annual report was being prepared and that information required to be disclosed in our SEC reports is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms.

ITEM 9A(T). CONTROLS AND PROCEDURES
-----------------------------------

This annual report does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of the Company's independent registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

ITEM 9B.  OTHER INFORMATION
---------------------------

Not applicable.


                                    PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
----------------------------------------------------------------

The following table sets forth information as to persons who currently serve as China Wi-Max directors, executives or officers, including their ages as of December 31, 2008.


          Name              Age                       Position                                Term
------------------------ ---------- ------------------------------------------- --------------------------------
Dr. Allan Rabinoff          63      Chairman and Executive Director - China     Annual- Board, Officer and 3
                                    Business Development                        years executive position

Steven T. Berman (1)        46      President and Director                      Annual- Board, Officer and 3

George E. Harris (2)        59      Chief Financial Officer and Director;       Annual- Board, Officer and 3

Buck Krieger                68      Director                                    Annual - Board

Jenny Wang (4)              45      Former Chief Administrative Officer and     Annual - Officer

Daniel Najor (5)            54      Former Director                             Annual

Sharon Xiong (3)            47      Director                                    Annual

(1) Effective March 5, 2009, Mr. Berman was appointed President and Director of China Wi-Max Communications, Inc.

(2) Mr. Harris resigned as President effective March 5, 2009. He retains the title Chief Financial Officer and remains a Board member.

(3) Effective March 9, 2009, Ms. Xiong was appointed a Director of China Wi-Max Communications, Inc.

(4) Ms. Wang resigned as a Director and as Chief Administrative Officer effective March 5, 2009.

(5) Mr. Najor resigned as a Director effective March 1, 2009.

China Wi-Max's officers are elected by the board of directors at the first meeting after each annual meeting of China Wi-Max's shareholders and hold office until their successors are duly elected and qualified under China Wi-Max's bylaws, or as defined by the terms of employment agreements.

The directors named above will serve until the next annual meeting of China Wi-Max's stockholders. Thereafter, directors will be elected for one-, two-, or three-year terms at the annual stockholders' meeting. Officers will hold their positions at the pleasure of the board of directors absent any employment agreement. There is no arrangement or understanding between the directors and officers of China Wi-Max's and any other person pursuant to which any director or officer was or is to be selected as a director or officer.

Dr. Allan Rabinoff and George E. Harris devote substantially all their time to the affairs of China Wi-Max. Steven T. Berman is expected to devote substantially all of his time to the affairs of China Wi-Max beginning June 1, 2009. The other Board members or officers of China Wi-Max will devote part-time to its affairs until such time as they may be required to devote full time.

China Wi-Max is building a team of experienced business and telecommunications experts who understand the combined fiber/wireless broadband delivery model and also have business knowledge within China.

Chairman and Founder: Dr. Allan Rabinoff has over twenty-five years of business experience in China and the Far East, including developing international companies and teams. Dr. Rabinoff has been involved as a Board and Senior Executive Team member of several Chinese ventures. Additionally, he served as the Chief Operations Officer of In Touch Communications Inc. in Beijing from November 2004 to May 2005. Dr. Rabinoff has accumulated a vast array of contacts in business and government over the last twenty-five years in Asia and has a firm grasp on the requirements necessary to successfully operate in China. In 1975, Dr. Rabinoff earned a PhD from the University of Maryland. He also holds a Master's and Bachelor of Science degree from the University of Wisconsin.

President and Director: Mr. Steven T. Berman was appointed as President and Director on March 5, 2009. Mr. Berman has a B.A. from the University of Wisconsin (1984) and a J.D. from the University of Wisconsin (1987). He served as Assistant General Counsel from 1989-1994 for the National Rural Utilities
Cooperative Finance Corp. He became Senior VP, General Counsel, and Secretary/Treasurer of National Rural Telecommunications Cooperative from 1994-2004. In 2005-2006, he was President/CEO of First Capital Surety & Trust Company. He founded EBC Enterprises, LLC in 2004 as a consulting company.

Chief Financial Officer and Director; Former President: Mr. George E. Harris was most recently a Senior Vice President at Falkenberg Capital Corporation, a boutique investment bank to the telecommunications community. Mr. Harris' experience includes numerous active roles in several technology startups. In his role at Falkenberg, he worked closely with companies that deliver telecommunications and data services utilizing wired and wireless technologies. Mr. Harris is also the President of Harris Products, Inc. and Integrated Components, Inc., and managed component manufacturing facilities based in Southern China. Previously, Mr. Harris served as the Chief Financial Officer of Farm Credit Banks of St. Louis. During a ten year career at AT&T, Mr. Harris held various financial, software development, data systems, financial planning and operational positions. He has been a Certified Public Accountant since 1977 in the state of California, where he worked for Arthur Young and Company, and earned a Bachelor of Science degree in accounting and an MBA from Pepperdine University. Mr. Harris resigned as President on March 5, 2009. He retains his positions as Chief Financial Officer and Director.

Director: Mr. Buck Krieger was appointed to the Company's Board at its inception in July 2006. In August of 2004 he was the President of StarTelecom, Inc., a telecommunications consulting firm, until July 2006. Mr. Krieger has an extensive financial background which began at Clayton Brokerage Company, which became the largest brokerage house in the country dedicated to commodities. During his tenure at Clayton Brokerage he was an Executive V.P. and National Sales Manager for ten years. Mr. Krieger retired from Clayton after twenty-five years. He intends to focus his business time primarily on China Wi-Max.

Director: Ms. Sharon Xiong was appointed to the Company's Board on March 9, 2009. Ms. Xiong received her education in Computer Science from the University of Colorado, Denver and holds an EMBA from the University of Colorado, Denver, a Ph.D. from the Medical school at the University of South Dakota, and an M.S and B.S. from Peking University, China. Ms. Xiong currently leads and manages system verification of High Density SIP Trunk Gateway at Avaya Communication Inc. Prior to working for Avaya, Sharon worked at Lucent Technologies on 10G optical router (Bandwidth Manager) development and Rhythm Netconnections, Inc., for DSL management software development. Ms. Xiong is the president of XBC Consulting firm which offers business consulting services to people who intend to expand their business in China's emerging market. She understands Chinese culture, has a broad Chinese network, many years hands-on experience in US corporate business operation, and corporate management skills.

Former Chief Administrative Officer - China and Director: Ms. Jenny Wang has a combination of international skills and technical experience. Ms. Wang was born and primarily educated in China, and has a background in science. She has earned a Bachelor degree in chemistry from Zhejiang University in Hangzhou, China, and earned her graduate degree in chemistry from Oregon Graduate Institute. She began her technical career working for an American manufacturing company. Ms. Wang lectures in both English and Chinese at professional seminars and has advised Chinese distributors on developing International business agreements, and technical product distribution with an emphasis on China. Ms. Wang has an extensive network of business relationships and cultural understanding that will be a significant asset to the Company. Ms. Wang resigned as Director on March 5, 2009. She retains her position as Chief Administrative Officer.

Former Director: Mr. Daniel Najor was appointed to the Company's Board in May 2008 and resigned effective March 1, 2009. Mr. Najor has an extensive business background covering the last twenty-nine years; he has directed retail establishments, real estate and corporate finance activities, Internet gaming and telecom related ventures. Mr. Najor holds an U.S. Patent for telephone calling card coupons. More recently, Mr. Najor used his patent to combine couponing with calling cards. He is currently the largest shareholder in a leading provider of telecommunication services that facilitate audience interaction with television, radio, print, web and outdoor advertising. Mr. Najor has been involved with and helped build a number of startup companies.

Annual Meeting

The annual meeting of China Wi-Max's stockholders is expected to be held as soon as practicable after the filing of this Annual Report. This will be a meeting of stockholders for the election of directors. The annual meeting will be held at China Wi-Max's principal office or at such other place as permitted by the laws of the State of Nevada and on such date as may be fixed from time to time by resolution of China Wi-Max Board of Directors.

Committees of the Board of Directors

China Wi-Max is managed by its officers under the oversight of its Board of Directors. China Wi-Max's Board of Directors plans to establish an Audit Committee as soon as practicable. China Wi-Max is currently attempting to recruit one or more independent directors to serve on the Board of Directors and the audit committee, at least one of whom will qualify as an "Audit Committee Financial Expert" as defined in SEC regulations. China Wi-Max established a Compensation Committee in 2008. As a result of two of the three committee members no longer being associated with the Company, the Board has assumed this committee's responsibilities on an interim basis. There are currently no other committees under consideration.

Executive Committee

China Wi-Max currently does not have an Executive Committee.

Audit Committee

China Wi-Max currently does not have an Audit Committee. When formed, the Audit Committee will be comprised solely of directors who are independent and financially competent, as required by the Securities Exchange Act of 1934, which, as amended, China Wi-Max refers to as the Securities Exchange Act. At least one member of the committee will have accounting or related financial management expertise.

Previous "Blank Check" or "Shell" Company Involvement

Management of the Company has not been involved in prior private "blank-check" or "shell" companies.

Compliance with Section 16(A) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 (the "Exchange Act") requires that the Company's officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities, file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than ten percent stockholders are required by regulation to furnish to the Company copies of all Section 16(s) forms they file.

The following persons failed to file forms on a timely basis during the past two fiscal years as required under Section 16(a) as follows:

         None.

Conflicts of Interest - Directors

The directors of China Wi-Max, who are not employed full-time, may not devote more than a portion of their time to the affairs of the Company. There may be occasions when the time requirements of China Wi-Max's business conflict with the demands of their other business and investment activities. Experienced directors of public companies, particularly those doing business in China, are difficult to engage due to expertise/experience issues and liability, and may not be readily available to be engaged, leaving the Company lacking in experienced directors.

Conflicts of Interest - Other

Certain officers and directors of China Wi-Max may be directors and/or principal shareholders of other companies and, therefore, could face conflicts of interest with respect to potential acquisitions. Additionally, officers and directors of the Company may in the future participate in business ventures which could be deemed to compete directly with the Company. Additional conflicts of interest and non-arms length transactions may also arise in the future in the event the Company's officers or directors are involved in the management of any firm with which the Company transacts business. At the date of this Annual Report on Form 10-K, there are no current conflicts of interests involving any of our directors or executive officers as to any known business conflicts of our business. No member of management is currently an officer/director or affiliate with any other public or private company that is currently, or is planning to be in a competitive business.

ITEM 11.  EXECUTIVE COMPENSATION

The following table sets forth the compensation paid to officers and board members during the fiscal years ended December 31, 2008, 2007 and 2006. The table sets forth this information for China Wi-Max, including salary, bonus, and certain other compensation to the Board members and named executive officers for the past three fiscal years and includes all Board Members and Officers as of December 31, 2008.


                      SUMMARY EXECUTIVES COMPENSATION TABLE

-------------------- -------- ---------- ------- --------- --------- --------------- ------------ --------------- ----------
                                                                     Non-equity      Non-qualified
                                                                     incentive       deferred
                                                 Stock     Option    plan            compensation All other
                              Salary     Bonus   awards    awards    compensation    earnings     compensation    Total
Name & Position      Year     ($)        ($)     ($)       ($)       ($)             ($)          ($)             ($)
-------------------- -------- ---------- ------- --------- --------- --------------- ------------ --------------- ----------

Dr. Allan
Rabinoff, Chairman   2008     $100,000   0       0         0         0               0            $20,000         $120,000
and Executive        2007     0          0       $20,000   0         0               0            $42,000         $62,000
Director(1)          2006     0          0       $1,500    0         0               0            0               $1,500
-------------------- -------- ---------- ------- --------- --------- --------------- ------------ --------------- ----------
George E. Harris,    2008     $105,000   0       $50,000   $39,900   0               0            0               $194,900
CFO and Director;    2007     0          0       0         0         0               0            0               0
Former President(2)  2006     0          0       0         0         0               0            0               0
-------------------- -------- ---------- ------- --------- --------- --------------- ------------ --------------- ----------
Buck Krieger,        2008     0          0       0         0         0               0            $62,500         $62,500
Director(3)          2007     0          0       0         0         0               0            $20,975         $20,975
                     2006     0          0       0         0         0               0            $800            $800
-------------------- -------- ---------- ------- --------- --------- --------------- ------------ --------------- ----------
Daniel Najor,        2008     0          0       $12,500   $22,500   0               0            0               $35,000
Former Director(4)   2007     0          0       0         0         0               0            0               0
                     2006     0          0       0         0         0               0            0               0
-------------------- -------- ---------- ------- --------- --------- --------------- ------------ --------------- ----------
Jenny Wang, Former   2008     0          0       0         0         0               0            $80,600         $80,600
Former Chief         2007     0          0       $13,400   0         0               0            $21,000         $34,400
Administrative       2006     0          0       $100      0         0               0            0               $100
Officer and
Director(5)
-------------------- -------- ---------- ------- --------- --------- --------------- ------------ --------------- ----------

(1) During the year ended December 31, 2006, Dr. Rabinoff received 1,500,000 shares of common stock valued at $1,500 for his services. During the year ended December 31, 2007, Dr. Rabinoff received 1,325,000 shares of common stock valued at $20,000 as compensation for his services. Mr. Rabinoff received $42,000 for his services as a director for China Wi-Max. During 2008, Mr. Rabinoff received $20,000 for his services as a director and on March 1, 2008, he entered into an employment agreement with China Wi-Max, prior to that Mr. Rabinoff did not receive a salary.

(2) In January 2008, Mr. Harris received 200,000 shares of common stock, valued at $50,000 as a signing bonus in connection with the employment agreement he executed at that time and 300,000 vested options with an exercise price of $.25, valued at $39,900. Prior to January 1, 2008, Mr. Harris did not receive a salary from China Wi-Max. Mr. Harris resigned his position as President on March 5, 2009.

(3) During the year ended December 31, 2006, Mr. Krieger received 800,000 shares of common stock for services contributing the formation of China Wi-Max; these services were valued at $800. During the year ended December 31, 2007, Mr. Krieger received cash of $19,975 in connection with his services and 1,000,000 shares of common stock valued at $1,000. During the year 2008, Mr. Krieger received cash of $60,000 for services and other compensation of $2,500 in connection with his services.

(4) In March 2008, Mr. Najor was issued 50,000 shares of common stock valued at $12,500 and 187,500 vested options with an exercise price of $.25, valued at $22,500 for his services. Mr. Najor resigned as a Director effective March 1, 2009.

(5) During the year ended December 31, 2006, Ms. Wang was issued 100,000 shares of common stock valued at $100 for services. During the year ended December 31, 2007, Ms. Wang received 950,000 shares of common stock valued at $13,400 as compensation for her services. In addition, Ms. Wang received $21,000 in cash for her services as a director of the Company. During 2008, Ms. Wang received $80,600 in cash for her services as a director and officer of the Company. Ms Wang resigned as Chief Administrative Officer and Director effective March 5, 2009.


                    OPTION/SAR GRANTS IN THE LAST FISCAL YEAR

In February 2008, China Wi-Max implemented a Corporation Stock Option Plan. The Board of Directors set aside 4,000,000 shares of its common stock to be issued under the Corporation Stock Option Plan. During the years ended December 31, 2007 and 2006, the Board did not grant or issue any options under the Corporation Stock Option Plan. During the year ended December 31, 2008, the Company granted 2,600,000 options, cancelled 400,000 options, leaving 2,200,000 exercisable upon vesting.

The options have a term of five years and an exercise price of $0.25 per share. The options all have vesting rates. At December 31, 2008, 637,500 shares have vested in full. Before any employee options may be delivered or exercised, the shareholders must ratify the Plan.

Employment Agreements and Termination of Employment and Change-In-Control Arrangements

On January 1, 2008, China Wi-Max entered into an employment agreement with Mr. George Harris to serve as the President and Chief Financial Officer of China Wi-Max. Mr. Harris's employment agreement has a term of three years and provides for Mr. Harris to receive a base salary of $10,000 per month. The employment agreement does provide for the possibility of $5,000 per month being deferred, as necessary, and that the deferred salary may be converted into common stock at a rate of $0.25 per share. In addition, upon the earlier occurrence of the closing of financing of at least $4 million or December 31, 2008, the base salary will increase to $15,000 per month. In addition, pursuant to Mr. Harris's employment agreement, Mr. Harris received a signing bonus of 200,000 shares of China Wi-Max's common stock. On March 5, 2009, the Mr. Harris resigned as President, with no other changes to his employment agreement.

On January 1, 2008, Mr. Harris was issued an option exercisable for 500,000 shares under the Corporation Stock Option Plan in connection with his employment agreement. The option has an exercise price of $0.25 per share and a term of five years. The option vests at a rate of 200,000 on the grant date, 100,000 on each anniversary of the effective date of the employment agreement. Vesting is accelerated in connection with a change in control or termination of the employment agreement.

On March 1, 2008, China Wi-Max entered into an employment agreement with Dr. Allan Rabinoff to serve as the Executive Director - China Business Development. Dr. Rabinoff's employment agreement has a term of three years and provides for Dr. Rabinoff to receive a base salary of $10,000 per month. The employment agreement provides that the base salary upon the earlier occurrence of the closing of financing of at least $4 million or December 31, 2008, the base salary will increase to $15,000 per month. Vesting is accelerated in connection with a change in control or termination.

On March 1, 2008, Dr. Rabinoff was issued an option exercisable for 600,000 shares under the Corporation Stock Option Plan in connection with his employment agreement. The option has an exercise price of $0.25 per share and a term of five years. The option vests at a rate of 75,000 shares with the completion of acquisitions of both the fiber assets and spectrum license in each of the remaining 8 targeted cities of the business plan. Vesting is accelerated in connection with a change in control or termination of the employment agreement.

On March 5, 2009 China Wi-Max entered into a three year employment agreement with Mr. Berman to serve as President and Director providing for normal executive participation in the employee benefit plans, expense reimbursements and paid vacations. The Agreement contains normal duties, responsibilities, termination, non-competition, and compensation clauses. The base salary is established at $10,000 per month, beginning June 1, 2009. The Agreement also provides a signing bonus of 250,000 shares and options vesting over three years for 100,000 shares per year at $.25.

In connection with the employment agreements, generally, the Company terminates the employment agreement at any time with cause. The employee has the right to terminate the employment agreement at any time with good reason. In the event, the Company terminates an employment agreement for cause or the employee terminates his or her employee agreement with good reason, all of such employee's rights to compensation would cease upon the date of such termination. If we terminate an employment agreement without cause, then such employee terminates his employment agreement for cause, or in the event of a change in control, we are required to pay to such employee all compensation and other benefits that would have accrued and/or been payable to that employee during the full term of the employment agreement.

A change of control is considered to have occurred when, as a result of any type of corporate reorganization, execution of proxies, voting trusts or similar arrangements, a person or group of persons (other than incumbent officers, directors and our principal stockholders) acquires sufficient control to elect more than a majority of our board of directors, acquires 50% or more of our voting shares, or we adopt a plan of dissolution of liquidation. The employment agreement also include a non-compete and nondisclosure provisions in which each employee agrees not to compete with or disclose confidential information regarding us and our business during the term of the employment agreement and for a period of one year thereafter.

                              DIRECTOR COMPENSATION
                              ---------------------

The following table sets forth certain information concerning compensation paid to the Company's directors for services as directors, but not including compensation for services as officers reported in the "Summary Executives' Compensation Table" during the year ended December 31, 2008:


                                                                                      Non-qualified
                                                                      Non-equity         deferred
                 Fees earned or                                     incentive plan     compensation       All other
                  paid in cash     Stock awards     Option awards    compensation        earnings        compensation        Total
      Name             ($)              ($)              ($)              ($)              ($)             ($) (1)            ($)
---------------- ---------------- ---------------- ---------------- ---------------- ----------------- ----------------   ----------

Allan               $ 20,000           $ -0-            $ -0-            $ -0-            $ -0-             $ -0-           $20,000
Rabinoff(1)

Buck                $ 62,500           $ -0-            $ -0-            $ -0-            $ -0-             $ -0-          $ 62,500
Krieger(2)

Daniel Najor(3)      $35,000           $ -0-            $ -0-            $ -0-            $ -0-             $ -0-          $ 35,000

Jenny Wang(4)       $ 80,600           $ -0-              $              $ -0-             $-0-             $ -0-          $ 80,600

(1) During the year ended December 31, 2006, Dr. Rabinoff received 1,500,000 shares of common stock valued at $1,500 for his services. During the year ended December 31, 2007, Dr. Rabinoff received 1,325,000 shares of common stock valued at $20,000 as compensation for his services. Mr. Rabinoff received $42,000 for his services as a director for China Wi-Max. During 2008, Mr. Rabinoff received $20,000 for his services as a director and on March 1, 2008, he entered into an employment agreement with China Wi-Max, prior to that Mr. Rabinoff did not receive a salary.

(2) During the year ended December 31, 2006, Mr. Krieger received 800,000 shares of common stock for services contributing the formation of China Wi-Max; these services were valued at $800. During the year ended December 31, 2007, Mr. Krieger received cash of $19,975 in connection with his services and 1,000,000 shares of common stock valued at $1,000. During the year 2008, Mr. Krieger received cash of $60,000 and other compensation of $2,500 in connection with services he provided in developing the business plan, seeking out potential new management and Board members, and other business matters.

(3) In March 2008, Mr. Najor was issued 50,000 shares of common stock valued at $12,500 and 187,500 vested options with an exercise price of $.25, valued at $22,500 for his services. Mr. Najor resigned as a Director effective March 1, 2009.

(4) During the year ended December 31, 2006, Ms. Wang was issued 100,000 shares of common stock valued at $100 for services. During the year ended December 31, 2007, Ms. Wang received 950,000 shares of common stock valued at $13,400 as compensation for her services. In addition, Ms. Wang received $21,000 in cash for her services as a director of the Company. During 2008, Ms. Wang received $80,600 in cash for her services as a director and officer of the Company. Ms Wang resigned as Chief Administrative Officer and Director effective March 5, 2009.

Compensation Committee Interlocks and Insider Participation

Through December 31, 2008, the China Wi-Max Board of Directors in its entirety acted as the Compensation Committee for China Wi-Max. Dr. Rabinoff is the Chairman of the Company. As of February 26, 2008, a Compensation Committee was established. As a result of two of the three committee members no longer being associated with the Company, the Board has assumed this committee's responsibilities on an interim basis

Stock Option Award and Compensation Plan

China Wi-Max, in February 2008, adopted an incentive stock option plan pursuant to which the Board of Directors may grant options to key employees, consultants, and others to purchase up to 4,000,000 shares of the Company's common stock. The plan will provide for the grant of incentive stock options with an exercise price of not less than the fair market value on the date of the grant as determined by the Board of Directors and will expire no later than the fifth anniversary of the date of grant. As of December 31, 2008, 2,200,000 options with an exercise price of $0.25 had been granted to key officers, directors, employees and advisors. Before any employee options may be delivered or exercised, the shareholders must ratify the Plan.

Director Compensation

Limitation on Liability and Indemnification

China Wi-Max is a Nevada corporation. Nevada Revised Statutes (NRS) provide that a Nevada corporation's Articles of Incorporation may contain a provision eliminating or limiting the personal liability of a director to the corporation or its shareholders for monetary damages for breach of fiduciary duty as a director, except that any such provision may not eliminate or limit the liability of a director (i) for any breach of the director's duty of loyalty to the corporation or its shareholders, (ii) acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law, (iii) acts specified in the NRS (concerning unlawful distributions), or (iv) any transaction from which a director directly or indirectly derived an improper personal benefit. China Wi-Max articles of incorporation contain a provision eliminating the personal liability of directors to China Wi-Max or China Wi-Max shareholders for monetary damages to the fullest extent provided by the NRS.

The NRS provides that a Nevada corporation must indemnify a person who was wholly successful, on the merits or otherwise, in defense of any threatened, pending, or completed action, suit, or proceeding, whether civil, criminal, administrative, or investigative and whether formal or informal (a "Proceeding"), in which he or she was a party because the person is or was a director, against reasonable expenses incurred by him or her in connection with the Proceeding, unless such indemnity is limited by the corporation's articles of incorporation. China Wi-Max articles of incorporation do not contain any such limitation.

The NRS provides that a Nevada corporation may indemnify a person made a party to a Proceeding because the person is or was a director against any obligation incurred with respect to a Proceeding to pay a judgment, settlement, penalty, fine (including an excise tax assessed with respect to an employee benefit plan) or reasonable expenses incurred in the Proceeding if the person conducted himself or herself in good faith and the person reasonably believed, in the case of conduct in an official capacity with the corporation, that the person's conduct was in the corporation's best interests and, in all other cases, his or her conduct was at least not opposed to the corporation's best interests and, with respect to any criminal proceedings, the person had no reasonable cause to believe that his or her conduct was unlawful. The Company's articles of incorporation and bylaws allow for such indemnification. A corporation may not indemnify a director in connection with any Proceeding by or in the right of the corporation in which the director was adjudged liable to the corporation or, in connection with any other Proceeding charging that the director derived an improper personal benefit, whether or not involving actions in an official capacity, in which Proceeding the director was judged liable on the basis that he or she derived an improper personal benefit. Any indemnification permitted in connection with a Proceeding by or in the right of the corporation is limited to reasonable expenses incurred in connection with such Proceeding. Under the NRS, unless otherwise provided in the articles of incorporation, a Nevada corporation may indemnify an officer, employee, fiduciary, or agent of the corporation to the same extent as a director and may indemnify such a person who is not a director to a greater extent, if not inconsistent with public policy and if provided for by its bylaws, general or specific action of its Board of Directors or shareholders, or contract. China Wi-Max articles of incorporation provide for indemnification of directors, officers, employees, fiduciaries and agents of China Wi-Max to the full extent permitted by Nevada law.

China Wi-Max articles of incorporation also provide that China Wi-Max may purchase and maintain insurance on behalf of any person who is or was a director or officer of China Wi-Max or who is or was serving at the request of China
Wi-Max as a director, officer or agent of another enterprise against any liability asserted against him or her and incurred by him or her in any such capacity or arising out of his or her status as such, whether or not China Wi-Max would have the power to indemnify him or her against such liability.

                      EQUITY COMPENSATION PLAN INFORMATION

China Wi-Max, in February 2008, adopted an incentive stock option plan pursuant to which the Board of Directors may grant options to key employees, consultants, and others to purchase up to 4,000,000 shares of the Company's common stock. The plan will provide for the grant of incentive stock options with an exercise price of not less than the fair market value on the date of the grant as determined by the Board of Directors and will expire no later than the fifth anniversary of the date of grant. As of December 31, 2008, 2,200,000 options with an exercise price of $0.25 had been granted to key officers, directors, employees and advisors. Before any employee options may be delivered or exercised, the shareholders must ratify the Plan.

Securities Authorized For Issuance Under Equity Compensation Plans

The following table provides information as of December 31, 2008 regarding the equity compensation plan (including individual compensation arrangements) under which shares of China Wi-Max's common stock are authorized for issuance. No class of our securities other than our common stock or options to purchase our common stock is authorized for issuance under any of our equity compensation plans.


                                           Number of securities                                 Number of securities remaining
                                             to be issued upon          Weighted-average         available for future issuance
                                                exercise of            exercise price of           under equity compensation
                                           outstanding options,       outstanding options,        plans (excluding securities
                                            warrants and rights       warrants and rights           reflected in column (a)
        Plan Category                               (a)                       (b)                             (c)

Equity compensation plans approved
by security holders                                        0                         --                                   0
Equity compensation plans not approved
by security holders                                2,200,000     $                 0.25                           1,800,000
                                            --------------------       --------------------      -----------------------------
Total                                              2,200,000     $                 0.25                           1,800,000

ITEM 12.  SECURITY  OWNERSHIP OF CERTAIN  BENEFICIAL  OWNERS AND  MANAGEMENT AND
--------------------------------------------------------------------------------
RELATED STOCKHOLDER MATTERS.
---------------------------

The following table sets forth information with respect to the beneficial ownership of China Wi-Max outstanding common stock by:

     o each person who is known by China Wi-Max to be the beneficial owner of five percent (5%) or more of China Wi-Max common stock;

     o China Wi-Max's President, its other executive officers, and each director as identified in the "Management -- Executive Compensation" section; and

     o    all of the Company's directors and executive officers as a group.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock and options, warrants and convertible securities that are currently exercisable or convertible within sixty days of the date of this document into shares of China Wi-Max common stock are deemed to be outstanding and to be beneficially owned by the person holding the options, warrants, or convertible securities for the purpose of computing the percentage ownership of the person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

The information below is based on the number of shares of China Wi-Max common stock that China Wi-Max believes was beneficially owned by each person or entity as of December 31, 2008. The total shares outstanding as of December 31, 2008 was 10,785,002.


     Title of Class         Name and Address of Beneficial Owner    Amount and Nature    Percent of
                                                                   of Beneficial Owner      Class
-------------------------- --------------------------------------- -------------------- --------------

Common shares              Dr. Allan Rabinoff, Chairman of the               2,825,000          26.2%
                           Board and Executive Officer
                           11649 Port Washington Rd.
                           Ste. #224
                           Mequon, WI 53092

Common shares              George E. Harris,  Chief Financial                  470,000           4.3%
                           Officer and Director; Former
                           President
                           11649 Port Washington Rd.
                           Ste. #224
                           Mequon, WI 53092

Common shares              Frank Jia                                         1,000,000           9.3%
                           7-3-7#, No 102, Youyi Road
                           Haidian District
                           Beijing, China 100085

Common shares              Chris Watson                                        600,000           5.6%
                           PO Box 398, 228 E. Union St.
                           Pacific, MO  63068

Common shares              Buck Krieger, Director                            1,800,000          16.7%
                           12 Shari Dr.
                           St. Louis, MO 63122




     Title of Class         Name and Address of Beneficial Owner    Amount and Nature(1) Percent of
                                                                   of Beneficial Owner      Class
-------------------------- --------------------------------------- -------------------- --------------

Common shares              Jenny Wang, Chief Administrative                  1,050,000           9.7%
                           Officer and Former Director
                           11649 Port Washington Rd.
                           Ste. #224
                           Mequon, WI 53092

Common shares              Henry Zaks                                          900,000           8.3%
                           11649 Port Washington Rd.
                           Ste. #224
                           Mequon, WI 53092

Common shares              Wang, Sharon & Qi                                    20,000           0.2%
                           8552 S. Miller Ct.
                           Littleton, CO 80127

Common shares              Daniel Najor, Director (2)                          357,500           3.3%
                           1625 Highland Dr.
                           Solana Beach, CA 92075-2124

Common shares              All Directors and Executive Officers
                           as a Group (7 persons)                            6,522,500          60.4%

(1) Assumes the sale of the maximum number of Notes offered and conversion of all Notes into shares of common stock at $.25 and $.50 per share, which could be 6,540,800 shares. There are no assurances that all the Notes offered will be sold, as investors may not purchase the notes, or that if sold, all of the Notes will be converted. To the extent that less than all the Notes are converted, management's percentage of ownership in the Company will increase proportionately.
(2)  Mr. Najor resigned as a Director effective March 1, 2009.

Rule 13d-3 under the Securities Exchange Act of 1934 governs the determination of beneficial ownership of securities. That rule provides that a beneficial owner of a security includes any person who directly or indirectly has or shares voting power and/or investment power with respect to such security. Rule 13d-3 also provides that a beneficial owner of a security includes any person who has the right to acquire beneficial ownership of such security within sixty days, including through the exercise of any option, warrant or conversion of a security. Any securities not outstanding which are subject to such options, warrants, or conversion privileges are deemed to be outstanding for the purpose of computing the percentage of outstanding securities of the class owned by such person. Those securities are not deemed to be outstanding for the purpose of computing the percentage of the class owned by any other person. Included in this table are only those derivative securities with exercise prices that China Wi-Max believes have a reasonable likelihood of being "in the money" within the next sixty days.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
-------------------------------------------------------

On January 1, 2008, China Wi-Max entered into an employment agreement with Mr. George Harris to serve as the President and Chief Financial Officer of China Wi-Max. Mr. Harris's employment agreement has a term of three years and provides for Mr. Harris to receive a base salary of $10,000 per month. The employment agreement does provide for the possibility of $5,000 per month being deferred, as necessary, and that the deferred salary may be converted into common stock at a rate of $0.25 per share. As of December 31, 2008, Mr. Harris had a deferred salary balance of $15,000 from the first quarter of 2008. In addition, upon the earlier occurrence of the closing of financing of at least $4 million or December 31, 2008, the base salary will increase to $15,000 per month. In addition, Mr. Harris's employment agreement provided for him to receive a signing bonus of 200,000 shares of China Wi-Max's common stock. Mr. Harris ceased to serve as the President on March 5, 2009.

On March 1, 2008, China Wi-Max entered into an employment agreement with Dr. Allan Rabinoff to serve as the Executive Director of Chinese Business Development. Dr. Rabinoff's employment agreement has a term of three years and provides for Dr. Rabinoff to receive a base salary of $10,000 per month. The employment agreement provides that the base salary upon the earlier occurrence of the closing of financing of at least $4 million or December 31, 2008, the base salary will increase to $15,000 per month.

On January 1, 2008, Mr. Harris was issued an option exercisable for 500,000 shares under the Corporation Stock Option Plan in connection with his employment agreement. The option has an exercise price of $0.25 per share and a term of five years. The option vests at a rate of 200,000 on the grant date, 100,000 on each anniversary of the effective date of the employment agreement. Vesting is accelerated in connection with a change in control or termination of the employment agreement.

In December 2007, Mr. Harris purchased a $5,000 Convertible Promissory Note, as part of the Convertible Note Offering. The note is due December 31, 2008 and is convertible in shares of common stock at $0.25 per share.

On March 1, 2008, Dr. Rabinoff was issued an option exercisable for 600,000 shares under the Corporation Stock Option Plan in connection with his employment agreement. The option has an exercise price of $0.25 per share and a term of five years. The option vests at a rate of 75,000 shares with the completion of acquisitions of both the fiber assets and spectrum license in each of the remaining 8 targeted cities of the business plan.

On March 1, 2008, Mr. Daniel Najor, a former Director of China Wi-Max, was issued an option exercisable for 450,000 shares under the Corporation Stock Option Plan. The option has an exercise price of $0.25 per share and a term of 5 years. The option vests at a rate of 18,750 shares per month. Mr. Najor received the option as payment for his services.

On March 5, 2009 China Wi-Max entered into a three year employment agreement with Mr. Berman to serve as President and Director providing for normal executive participation in the employee benefit plans, expense reimbursements and paid vacations. The Agreement contains normal duties, responsibilities, termination, non-competition, and compensation clauses. The base salary is established at $10,000 per month. The Agreement also provides a signing bonus of 250,000 shares and options vesting over three years for 100,000 shares per year at $.25.

On March 9, 2009, Ms. Sharon Xiong was appointed to the Board. Ms. Xiong received 25,000 shares in anticipation of services to be provided.

During the years ended December 31, 2008 and 2007, the following officers and directors of China Wi-Max received shares of common stock in the following amounts for the reasons as stated below.


                    Name                      Number of Shares   Value of Stock       Reason for Issuance
--------------------------------------------- ----------------- ----------------- ----------------------------

Year Ended December 31, 2007


Jenny Wang, former Director                       200,000             $200                 Services

Dr. Allan Rabinoff, Director                      750,000             $750                 Services

Buck Krieger, Director                            500,000             $500                 Services

Jenny Wang, former Director                       100,000             $100                 Services

Buck Krieger, Director                            500,000             $500                 Services

Dr. Allan Rabinoff, Director                      500,000             $500                 Services

Dr. Allan Rabinoff, Director                       75,000           $18,750                Services

Jenny Wang, former Director                        50,000           $12,500                Services




Year Ended December 31, 2008

George Harris, former President
Chief Financial                                    200,000           $50,000           Signing Bonus with
                                                                                     Employment Agreement

Daniel Najor, former Director                       50,000          $12,500                Services


ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

GENERAL. GHP Horwath, P.C. ("GHP") is the Company's independent registered public accounting firm. The Company's Board of Directors has considered whether the provision of audit services is compatible with maintaining GHP's independence.

The following table presents aggregate fees for professional services rendered by GHP for the years ended December 31, 2008 and December 31, 2007.

                                          Year Ended December 31,
                                     2008                           2007
                            -----------------------      ----------------------
Audit Fees                         $70,800                      $20,000

Audit-related Fees                  $ -0-                        $ -0-

Tax Fees                            $ -0-                        $ -0-

All Other Fees                      $ -0-                        $ -0-

                            -----------------------      ----------------------
Total Fees                         $70,800                      $20,000

All work was done by the auditors' fulltime employees.


                                     PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES
-------------------------------------------------

The following is a complete list of exhibits filed as part of this Form 10K. Exhibit number corresponds to the numbers in the Exhibit table of Item 601 of Regulation S-K.

(a)     Audited financial statements for December 31, 2008


(b)      Exhibit No.                            Description
         -----------                            -----------
        3.1            Articles of Incorporation of China Wi-Max Communications, Inc. - 7/5/06 (2)
        3.2            Certificate of Amendment - 9/1/06
        3.3            Bylaws of China Wi-Max Communications, Inc. (1)
        10.1           Shares Transfer Agreement between Zhouwei and China Wi-Max Communications, Inc. (2)
        10.2           Employment Agreement - George E. Harris (2)
        10.3           Employment Agreement - Allan Rabinoff (2)
        10.4           2008 China Wi-Max Communications, Inc.  Stock Option Award and Compensation Plan (2)
        10.5           Cooperation Agreement - English Translation and Chinese (2)
        10.6           Services Agreement between Beijing Yuan Shan Shi Dai Technology Development Ltd. and
        10.7           Services Agreement between Beijing Gao Da Yang Guang Technology Ltd. and Beijing
        10.8           Cooperation Agreement Long Teng Jia Xun - ENGLISH (3)
        10.9           Business License of Beijing Yuan Shan Da Chuan Business Development Ltd. - CHINESE
        10.10          Business License of Beijing Shan Shi Dai Technology Development Ltd. - CHINESE and
        10.11          Declaration of Trust - CHINESE and ENGLISH (4)
        10.12          Amended and Restated Declaration of Trust (5)
        10.13          Security and Pledge Agreement (5)
        10.14          Employment Agreement - Steven T. Berman
        21             List of Subsidiaries
        31.1           Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act
        31.2           Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act
        32.1           Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act
        32.2           Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act
        99.1           Appendix A - Diagram
        99.2           Appendix B - Network Overview(1)
        99.3           English Translation of Business License of Gao Da Yang Guang Communication Technology Ltd.(2)
        99.4           English Translation of Business License of Yuan Shan Shi Dai Technology Development, Ltd.(2)
        99.5           Frequency License Explanation Letter (2)

(1) Incorporated by reference from the exhibits included in the Company's Form 10 filed with the Securities and Exchange Commission (www.sec.gov), dated June 4, 2008. A copy can be provided by mail, free of charge, by sending a written request to China Wi-Max, Inc., 1905 Sherman Street, Suite 335, Denver, Colorado 80203.

(2) Incorporated by reference from the exhibits included in the Company's Form 10/A filed with the Securities and Exchange Commission (www.sec.gov), dated September 25, 2008. A copy can be provided by mail, free of charge, by sending a written request to China Wi-Max, Inc., 1905 Sherman Street, Suite 335, Denver, Colorado 80203.

(3) Incorporated by reference from the exhibits included in the Company's Form 10/A filed with the Securities and Exchange Commission (www.sec.gov), dated November 5, 2008. A copy can be provided by mail, free of charge, by sending a written request to China Wi-Max, Inc., 1905 Sherman Street, Suite 335, Denver, Colorado 80203.

(4) Incorporated by reference from the exhibits included in the Company's Form 10/A filed with the Securities and Exchange Commission (www.sec.gov), dated November 18, 2008. A copy can be provided by mail, free of charge, by sending a written request to China Wi-Max, Inc., 1905 Sherman Street, Suite 335, Denver, Colorado 80203.

(5) Incorporated by reference from the exhibits included in the Company's Form 8K filed with the Securities and Exchange Commission (www.sec.gov), dated December 19, 2008. A copy can be provided by mail, free of charge, by sending a written request to China Wi-Max, Inc., 1905 Sherman Street, Suite 335, Denver, Colorado 80203.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            China Wi-Max Communications, Inc.

Dated: April 13, 2009
                                       By:  /s/ Steven T. Berman
                                            ----------------------------------
                                            Steven T. Berman
                                            President and Director

Dated: April 13, 2009
                                       By:  /s/ George E. Harris
                                            ----------------------------------
                                            George E. Harris
                                            Chief Financial Officer and Director


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: April 13, 2009                  /s/ Steven T. Berman
                                       -----------------------------------------
                                       Steven T. Berman, President and Director

Dated: April 13, 2009                  /s/ George E. Harris
                                       -----------------------------------------
                                       George E. Harris, Chief Financial Officer
                                       and Director

Dated: April 13, 2009                  /s/ Dr. Allan Rabinoff
                                       -----------------------------------------
                                       Dr. Allan Rabinoff, Chairman and
                                       Executive Director - China Business
                                       Development

Dated: April 13, 2009                  /s/ Buck Krieger
                                       -----------------------------------------
                                       Buck Krieger, Director

Dated: April 13, 2009                  /s/ Sharon Xiong
                                       -----------------------------------------
                                       Sharon Xiong, Director