Form 10-Q
period 2009-03-31
China Wi-Max Communications, Inc.
filed 2009-05-20
CIK 1434667

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                -----------------

                                    FORM 10-Q
                                -----------------

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2009

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

            For the transition period from __________ to ___________

                       Commission file number: 000-53268

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

                                  303-993-8028
                           --------------------------
                         (Registrant's Telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for
the past 90 days.     Yes [X]   No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [ ] No [ ]

Indicate by check mark whether the registrant is a large accelerated file, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

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

As of May 13, 2009 there were 12,695,002 shares of the registrant's common stock issued and outstanding.


PART I - FINANCIAL INFORMATION


Item 1. Financial Statements                                                              Page
                                                                                          ----

     Balance Sheets -March 31, 2009 (Unaudited) and
         December 31, 2008                                                                F-1

     Statements of Operations (Unaudited) -
         Three months ended March 31, 2009 and 2008 and
         From July 5, 2006 (Inception) to March 31, 2009                                  F-2

     Statements of Changes in Shareholders' Deficit (Unaudited) - From July
          5, 2006 (Inception) to March 31, 2009                                           F-3

     Statements of Cash Flows  (Unaudited)  - Three  months ended March 31, 2009 and 2008 and From July 5, 2006 (Inception) to March 31, 2009 F-4

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

                                     PART I

ITEM 1. FINANCIAL STATEMENTS


                                CHINA WI-MAX COMMUNICATIONS, INC.
                                (A Development Stage Enterprise)

                                         BALANCE SHEETS



                            ASSETS
                                                                                  March 31,                December 31,
                                                                                    2009                       2008
                                                                              ------------------         ------------------
                                                                                  (Unaudited)
                                                                              ------------------         ------------------

Current assets:
   Cash                                                                       $           6,557          $         147,889
   Prepaid expenses                                                                      31,702                     61,980
                                                                              ------------------         ------------------

   Total current assets                                                                  38,259                    209,869
                                                                              ------------------         ------------------

Property and equipment, net                                                             588,271                    531,009
Intangible assets, net                                                                  317,905                    326,056
                                                                              ------------------         ------------------
                                                                                        906,176                    857,065
                                                                              ------------------         ------------------

                                                                              $         944,435          $       1,066,934
                                                                              ==================         ==================

            LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities:
   Accounts payable                                                           $         216,356          $         119,830
   Accrued interest                                                                     258,482                    195,641
   Convertible notes payable                                                          2,445,100                  2,350,100
                                                                              ------------------         ------------------

   Total liabilities, all current                                                     2,919,938                  2,665,571
                                                                              ------------------         ------------------


Shareholders' deficit:
Common  stock;  $.001 par value;  50,000,000 shares  authorized;  11,820,002 and
        10,785,002 shares issued and outstanding as of
        March 31, 2009 and December 31, 2008, respectively                               11,820                     10,785
      Additional paid-in capital                                                        807,462                    534,048
      Accumulated other comprehensive income                                             26,385                     25,853
      Deficit accumulated during the development stage                               (2,821,170)                (2,169,323)
                                                                              ------------------         ------------------
     Total shareholders' deficit                                                     (1,975,503)                (1,598,637)
                                                                              ------------------         ------------------

                                                                              $         944,435          $       1,066,934
                                                                              ==================         ==================


                           See notes to unaudited financial statement.
                                              F-1


                                CHINA WI-MAX COMMUNICATIONS, INC.
                                (A Development Stage Enterprise)

                         STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                                           (Unaudited)


                                                                                                                 Period from
                                                                                                                 July 5, 2006
                                                                                                                 (inception)
                                                                        Three Months Ended                         through
                                                                 March 31,                March 31,               March 31,
                                                                    2009                    2008                    2009
                                                            ---------------------   ---------------------------------------------

Operating expenses:
    General and administrative expense                      $           (589,020)   $            (412,408)  $         (2,543,931)
                                                            ---------------------   ----------------------  ---------------------

Operating loss                                                          (589,020)                (412,408)            (2,543,931)
                                                            ---------------------   ----------------------  ---------------------

Other expense:
    Interest expense                                                     (62,827)                 (32,923)              (277,239)
                                                            ---------------------   ---------------------------------------------

Net loss                                                                (651,847)                (445,331)            (2,821,170)

Foreign currency translation gain                                            532                        -                 26,385
                                                            ---------------------   ---------------------------------------------

Comprehensive loss                                          $           (651,315)   $            (445,331)  $         (2,794,785)
                                                            =====================   ======================  =====================

Basic and diluted net loss per share                        $              (0.06)   $               (0.05)
                                                            =====================   ======================

Weighted average number of common
    shares outstanding                                                11,236,705                9,794,066
                                                            =====================   ======================


                          See notes to unaudited financial statements.


                            CHINA WI-MAX COMMUNICATIONS, INC.
                            (A Development Stage Enterprise)

                           STATEMENTS OF SHAREHOLDERS' DEFICIT

              PERIODS FROM JULY 5, 2006 (INCEPTION) THROUGH MARCH 31, 2009
                                       (Unaudited)

                                                                                 Accumulated   Deficit
                                                                     Additional    other      accumulated     Total
                                                 Common stock         paid-in    comprehen-    during the   shareholders'
                                          --------------------------                sive     development
                                           Shares          Amount     capital      income       stage         deficit
                                          ----------     ----------- ----------   ---------  ------------   ----------------

Common stock issued for cash between
July 5, 2006 (inception) and December
31, 2006 at par value ($0.001)             3,825,000    $    3,825   $       -   $       -            -        3,825

Net loss                                                                     -           -       (8,538)      (8,538)
                                          ----------     ----------- ----------  ----------  -----------    ---------
Balances, December 31, 2006               3,825,000           3,825          -           -       (8,538)      (4,713)

Common stock issued for cash between
January and June 2007 at par value
($0.001 per share)                        5,230,000           5,230          -           -            -        5,230

Common stock issued for cash between
June and December 2007 at par value
($0.001 per share)                          260,000             260          -           -            -          260

Common stock issued for services,
valued at $0.25 per share                   455,000             455    113,295           -            -      113,750

Net loss                                          -               -          -           -     (444,590)    (444,590)
                                          ----------     ----------- ----------  ----------  -----------    ---------
Balances, December 31, 2007               9,770,000           9,770    113,295           -     (453,128)    (330,063)

Shares of common stock cancelled
at par value                               (260,000)           (260)         -           -            -         (260)

Common stock issued for services,
valued at $0.25 per share                   884,000             884    220,116           -            -      221,000

Common stock issued upon conversion
of notes and accrued interest in
December 2008, valued at $0.25 per
share                                       391,002             391     97,362           -            -       97,753

Fair value of options vested during
the period                                        -               -    103,275           -            -      103,275

Net loss                                          -               -          -           -   (1,716,195)  (1,716,195)

Other comprehensive income adjustments,
gain on foreign currency translation              -               -          -      25,853            -       25,853
                                          ----------     ----------- ----------  ----------  -----------    ---------
Balances, December 31, 2008               10,785,002         10,785    534,048      25,853    (2,169,323) (1,598,637)


Common stock issued for services,
valued at $0.25 per share                 1,035,000           1,035    257,715           -            -      258,750

Fair value of options vesting during
the period                                        -               -     15,699           -            -       15,699

Net loss                                          -               -          -           -     (651,847)    (651,847)

Other comprehensive income
adjustments, gain on foreign currency
translation                                       -               -          -         532            -          532
                                          ----------     ----------- ----------  ----------  -----------   ---------
Balances, March 31, 2009                  11,820,002      $  11,820   $807,462    $ 26,385    (2,821,170) (1,975,503)
                                          ==========     =========== ==========  ==========  ===========   =========

                      See notes to unaudited financial statements.


                                        CHINA WI-MAX COMMUNICATIONS,INC.
                                        (A Development Stage Enterprise)

                                            STATEMENTS OF CASH FLOWS

                                                   (Unaudited)
                                                                                                                     Period from
                                                                                                                     July 5, 2006
                                                                                                                     (Inception)
                                                                  Three Months Ended                                   through
                                                                     March 31, 2009         March 31, 2008          March 31, 2009
                                                                  --------------------   --------------------      -----------------

Cash flows from operating activities:
   Net loss                                                        $         (651,847)    $         (445,331)   $        (2,821,170)
   Adjustments to reconcile net loss to net cash
      used in operating activities:
Common stock issued for services                                              258,750                 98,500                593,500
Accrued interest converted to common stock                                          -                      -                 13,753
Non-cash stock option expense (Note 6)                                         15,699                 71,925                118,974
Depreciation                                                                    8,689                      -                 15,012
Amortization                                                                    8,151                    790                 13,421
   Changes in assets and liabilities:
   Decrease (increase) in prepaid expenses                                     30,278                  3,760                (31,703)
   Increase (decrease) in accounts payable                                     96,526                (40,786)               216,356
   Increase in accrued interest                                                62,841                 31,874                258,483
   Increase in accrued expenses                                                     -                 56,573                      -
                                                                     -----------------      -----------------      -----------------

Net cash used in operating activities                                        (170,913)              (222,695)            (1,623,374)
                                                                  --------------------   --------------------      -----------------

Cash flows from investing activities:

       Purchase of property and equipment                                     (65,419)               (51,721)              (576,898)
Purchase of intangible assets                                                       -               (141,056)              (326,056)
                                                                  --------------------   --------------------      -----------------

Net cash used in investing activities                                         (65,419)              (192,777)              (902,954)
                                                                  --------------------   --------------------      -----------------

Cash flows from financing activities:
Proceeds from issuance of convertible notes payable                            95,000                540,300              2,529,100
Proceeds (payments) from issuance (return)  of common stock                         -                  2,260                  9,055
Debt issue costs                                                                    -                      -                 (5,270)
                                                                  --------------------   --------------------      -----------------

Net cash provided by financing activities                                      95,000                542,560              2,532,885
                                                                  --------------------   --------------------      -----------------

Net (decrease) increase in cash                                              (141,332)               127,088                  6,557
Cash, beginning of period                                                     147,889                182,401                      -
                                                                  --------------------   --------------------      -----------------


Cash, end of period                                                $            6,557    $           309,489    $             6,557
                                                                  ====================   ====================      =================

Supplemental disclosure of non-cash investing and financing activities:

      Convertible notes and interest converted to common stock     $                -    $                 -    $            97,753
                                                                  ====================   ====================      =================

      Receivable from issuance of common stock                     $                -    $                50    $             5,720
                                                                  ====================   ====================      =================


                                   See notes to unaudited financial statement.

                        CHINA WI-MAX COMMUNICATIONS, INC.
                        (A Development Stage Enterprise)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   THREE MONTHS ENDED MARCH 31, 2009 AND 2008
                                   (Unaudited)

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

In September 2008, the Company effectuated the formation and control of two wholly-owned subsidiaries in China: Beijing Yuan Shan Da Chuan Business Development Ltd. ("Da Chuan") and Beijing Yuan Shan Shi Dai Technology Ltd. ("Shi Dai"). Da Chuan has contractual agreements with two local Chinese companies to use licenses to deliver "Value Added Telecommunications Services" (Note 4). Shi Dai owns optical fiber assets located in Beijing and Hangzhou; Shi Dai's purchases of optical fiber assets were made at the direction of and with funding from China Wi-Max prior to consolidation. The Company began initial operation of its network in Beijing in 2008, but has not generated any revenue to date. The Company's financial statements as of March 31, 2009, and for the period from September 24, 2008, the date at which the Company gained 100% ownership of Da Chuan and Shi Dai, through March 31, 2009, include the accounts of Da Chuan and Shi Dai. Intercompany balances and transactions have been eliminated in consolidation.

The Company's foreign subsidiaries (Da Chuan and Shi Dai) are located in China, and foreign transactions are conducted in currencies other than the U.S. dollar, primarily the Chinese Renmimbi (RMB). Da Chuan and Shi Dai financial statements are maintained in the functional currency. For financial reporting purposes, the financial statements of the subsidiaries have been translated into United States (U.S.) dollars. Assets and liabilities are translated into U.S. dollars at period-end exchange rates.

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

In the opinion of the management of the Company, the accompanying unaudited financial statements include all material adjustments, including all normal and recurring adjustments, considered necessary to present fairly the financial position and operating results of the Company for the periods presented. The financial statements and notes are presented as permitted by Form 10-Q, and do not contain certain information included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2008. Amounts as of December 31, 2008 are derived from the audited consolidated financial statements. It is the Company's opinion that when the interim financial statements are read in conjunction with the December 31, 2008 Annual Report on Form 10-K, the disclosures are adequate to make the information presented not misleading. Interim results are not necessarily indicative of results for a full year or any future period.

Going concern and management's plans:

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company reported a net loss of approximately $652,000 for the three months ended March 31, 2009, and a working capital deficiency and shareholders' deficit of approximately $2,882,000 and $1,976,000, respectively, at March 31, 2009. The Company has a limited operating history and no revenue producing operations. In addition, the Company does not have a revolving loan agreement with any financial institution, nor can the Company provide any assurance it will be able to enter into any such agreement in the future, or be able to raise funds through a future issuance of debt or equity. These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company's continuance as a going concern is dependent on its future profitability and on the on-going support of its shareholders and creditors. In order to mitigate the going concern issues, the Company is continuing to raise capital through its $2.0 million bridge loan financing, which consists of 10% convertible notes maturing on December 31, 2009 (Note 5). The Company raised approximately $1,430,000 through December 31, 2008, approximately $95,000 during the three months ended March 31, 2009, and has raised an additional $197,400 subsequent to March 31, 2009. The 10% convertible note placement is anticipated to be completed in the second quarter of 2009.

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

Impairment of long-lived assets:

Management assesses the carrying values of long-lived assets for impairment when circumstances indicate that such amounts may not be recoverable from future operations. Generally, assets to be held and used are considered impaired if the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. Management does not believe any impairment has occurred as of March 31, 2009. The accounting estimates for the Company's long-lived assets require management to make significant assumptions about fair value. Management's assumptions regarding fair value require significant judgments about economic factors, industry factors and technology considerations, as well as about the Company's business prospects. Changes in these judgments may have a significant effect on the estimated fair values of the Company's long-lived assets and could result in an impairment charge that could have a material adverse effect on the Company's results of operations.

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

Fair value of measurements:

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

The fair value of the Company's cash, accounts payable and convertible notes approximate their carrying amounts due to the short maturities of these instruments.

Revenue recognition:

As of March 31, 2009, the Company has no revenue-producing operations. At such time revenue generating operations begin, the Company will recognize revenue pursuant to Securities and Exchange Commission, Staff Accounting Bulletin ("SAB") No. 101, Revenue Recognition in Financial Statements, as amended by SAB No. 104, Revenue Recognition. Consistent with the requirements of these SABs, revenue will be recognized only when:

         a) persuasive evidence of arrangement exists,
         b) delivery has occurred,
         c) the seller's price to the buyer is fixed, and d) collectability is reasonably assured.

Loss per share:

Basic loss per share of common stock is computed based on the weighted average number of common shares outstanding during the year. Stock options and common shares issuable upon the conversion of debt securities (7,624,550 at March 31, 2009 and 4,917,200 at March 31, 2008) are not considered in the calculation, as the effect would be antidilutive. Therefore, diluted loss per share is equivalent to basic loss per share.

Recently Issued and Adopted Accounting Pronouncements:

In September 2006, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 157, Fair Value Measurements. SFAS No. 157 establishes a framework for measuring the fair value of assets and liabilities. This framework is intended to provide increased consistency in how fair value determinations are made under various existing accounting standards which permit, or in some cases require, estimates of fair market value. SFAS No. 157 also expands financial statement disclosure requirements about a company's use of fair value measurements, including the effect of such measures on earnings. In February 2008, the FASB issued Staff Position FAS 157-2, which delayed the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The Company adopted Staff Position FAS 157-2 on January 1, 2009. At March 31, 2009, the Company has no financial assets or liabilities subject to recurring fair value measurements.

SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, allows entities to voluntarily choose to measure certain financial assets and liabilities at fair value (fair value option). The fair value option may be elected on an instrument-by-instrument basis and is irrevocable, unless a new election date occurs. If the fair value option is elected for an instrument, SFAS No. 159 specifies that unrealized gains and losses for that instrument be reported in earnings at each subsequent reporting date. The Company did not elect to apply the fair value option to any outstanding instruments.

In April 2009, the FASB issued FSP SFAS 107-1 and Accounting Principles Board Opinion ("APB") 28-1, Interim Disclosures about Fair Value of Financial Instruments, (FSP 107-1), which will require that the fair value disclosures required for all financial instruments within the scope of SFAS 107, Disclosures about Fair Value of Financial Instruments, be included in interim financial statements. This FSP also requires entities to disclose the method and significant assumptions used to estimate the fair value of financial instruments on an interim and annual basis and to highlight any changes from prior periods. FSP 107-1 will be effective for interim periods ending after June 15, 2009. The adoption of FSP 107-1 is not expected to have a material impact on the Company's consolidated financial statements.

On January 1, 2009, the Company adopted SFAS No. 141(Revised 2007), Business Combinations, (SFAS No. 141R). SFAS No. 141R provides revised guidance on how acquirers recognize and measure the consideration transferred, identifiable assets acquired, liabilities assumed, noncontrolling interests, and goodwill acquired in a business combination. SFAS No. 141R also expands required disclosures surrounding the nature and financial effects of business combinations. Management believes that the adoption of SFAS 141 (revised 2007) could have an impact on the accounting for any future acquisition, if one were to occur. The Company will be required to apply the guidance in SFAS 141R for any future business combinations.

On January 1, 2009, the Company adopted SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements. SFAS 160 establishes accounting and reporting standards for a noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Because all of the Company's subsidiaries are wholly-owned by the Company, there are no noncontrolling interests, and as a result, the adoption of this standard had no effect on the Company's consolidated financial statements.

 On January 1, 2009, the Company adopted the provisions of Emerging Issues Task Force ("EITF") 07-05, Determining whether an Instrument (or Embedded Feature) Is Indexed to an Entity's Own Stock , which provides guidance on determining what types of instruments or embedded features in an instrument held by a reporting entity can be considered indexed to its own stock for the purpose of evaluating the first criteria of the scope exception in paragraph 11(a) of SFAS 133. The adoption of this EITF did not have an impact on the Company's consolidated financial statements.

In March 2008 the FASB issued SFAS 161, Disclosures about Derivative Instruments and Hedging Activities -- an amendment of FASB Statement No. 133. SFAS 161 amends and expands the disclosure requirements of FASB Statement No. 133, requiring enhanced disclosures about the Company's derivative and hedging activities. The adoption of SFAS 161 did not have a material impact on the Company's financial statements.

3.  Property and equipment:

As of March 31, 2009 and December 31, 2008, property and equipment consists of the following:

                                             March 31, 2009    December 31, 2008

    Fiber optic cable                             $507,252          $506,616
    Network equipment                               96,039            30,716
                                                -----------      -----------
                                                   603,291           537,332
    Less accumulated depreciation                  (15,020)           (6,323)
                                                -----------      -----------
                                                  $588,271          $531,009
                                                ===========      ===========

4.  Intangible assets:

As of March 31, 2009 and December 31, 2008, intangible assets consist of the following:

                                            March 31, 2009    December 31, 2008

     Contractual license rights                 $ 326,056             $ 326,056
     Less accumulated amortization                 (8,151)                    -
                                                ---------             ---------
                                                $ 317,905             $ 326,056
                                                =========             =========

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

5.  Convertible notes payable:

In 2007, the Company issued $914,000 of 12% convertible notes payable; an additional $90,300 of 12% convertible notes was issued in January 2008. These notes bear interest at 12% per annum, they are unsecured, and their maturity date was December 31, 2008. Principal and interest are convertible at any time into shares of the Company's common stock at $0.25 per share, at the option of the note holders. During 2008, notes for $84,000 and related accrued interest of $13,753 were converted into 391,002 shares of common stock. As of March 31, 2009, the remaining note holders extended the maturity date to July 1, 2009.

As of March 31, 2009, the Company had issued $1,524,800 of 10% convertible notes payable which mature December 31, 2009. Of this amount, $95,000 of the notes were issued in the three months ended March 31, 2009. These notes bear interest at 10% per annum and are unsecured. Principal and interest are convertible at any time into shares of the Company's common stock at $0.50 per share, at the option of the note holders.

6.  Income taxes:

Based on statutory rates, the Company's expected income tax benefit was approximately $222,000 and $151,000 for the quarters ended March 31, 2009 and 2008, respectively. The cumulative expected income tax benefit as of March 31, 2009 was approximately $955,000. The expected income tax benefit differs from the actual benefit of $0 each period, due primarily to the valuation allowance.

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

7.  Shareholders deficit:

Stock option plan:

Effective January 1, 2008, the Company established a Stock Option Award and Compensation Plan (the "Plan") covering up to 4,000,000 shares of the Company's common stock. Any employee, consultant or Director of the Company, any parent or any subsidiary is eligible to participate. The exercise prices of the options granted are determined by the Plan committee, whose members are appointed by the Board of Directors, and the exercise prices are generally to be established at the estimated fair value of the Company's common stock at the date of grant. Options granted to date have terms that do not exceed five years. There were 893,750 vested options as of March 31, 2009. Before any options may be delivered or exercised, the shareholders must ratify the Plan. The Company is planning a shareholder meeting to ratify the Plan once the Company's stock has been approved for market trading.

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

The compensation committee determines the term of each option, but no term may exceed 10 years from the date of grant. The compensation committee also determines at what time or times each option may be exercised and any conditions that must be met before an option may be exercised. Options may be made exercisable in installments, and the exercisability of options may be accelerated by the compensation committee. As of March 31, 2009, the Company's Board of Directors was serving as the compensation committee.

In the periods ended March 31, 2009 and 2008, the Company recorded total stock option-based compensation of $15,699 and $71,525 for options that vested during the periods, which is included in general and administrative expense. As of March 31, 2009, the estimated fair value of 1,606,250 unvested stock options was approximately $223,000, which is expected to be recognized over a weighted average period of approximately one year.

The Company uses the Black-Scholes option pricing model to determine the weighted average fair value of options. The weighted average fair value of options granted during 2008 was $0.13 per share. There were 300,000 options granted in the period ended March 31, 2009 that have a weighted average fair value of $0.16 per share. None of the options granted in the period ended March 31, 2009 had vested as of March 31, 2009. The assumptions utilized to determine the fair value of options granted through March 31, 2009 are provided in the following table:

         Risk free interest rates            0.66% - 2.89%
        Expected volatility                   80% - 136%
        Expected term in years                  2 - 3
        Expected dividend yield                   -

The following table sets forth the activity in the Company's Plan since its January 1, 2008 establishment:


                                                           Weighted
                                           Number of        Average
                                           Shares Under     Exercise                     Average
                                           -lying Options    Price       Exercisable    Fair Value
                                           ------------- ------------- --------------- -------------
     Outstanding January 1, 2008                 -             -              -              -
     Granted/vested during period            2,600,000       $0.25         737,500         $0.13
     Forfeited/expired                        (400,000)       0.25        (100,000)         0.14
                                           ------------- ------------- --------------- -------------
     Outstanding December 31, 2008           2,200,000       $0.25         637,500         $0.13
                                           ------------- ------------- --------------- -------------
     Granted/vested during period              300,000       $0.25         256,250         $0.16
     Forfeited/expired                               0           0               0             0
                                           ------------- ------------- --------------- -------------
     Outstanding, March 31, 2009             2,500,000       $0.25         893,750         $0.14
                                           ============= ============= =============== =============

It was determined that there was no intrinsic value attributable to options granted through the period ended March 31, 2009, as the estimated market price of the Company's common stock of $0.25 per share is the same as the exercise price of the options.

Common stock issued for services:

During the three month period ended March 31, 2009, the Company issued 1,035,000 shares of common stock to various parties as employment bonuses and payments for services performed for the Company, valued at $258,750 ($0.25 per share). During the three month period ended March 31, 2008, the Company issued 394,000 shares of common stock to various parties who performed development stage services for the Company. These shares were valued at $98,500.

Subsequent to March 31, 2009 and through May 13, 2009, the Company issued an additional 875,000 common shares as signing bonuses and payments for services performed for the Company, valued at approximately $218,750 ($.25 per share). In addition, the Company agreed to reimburse an officer and director for the tax effect of a 500,000 share grant, which is estimated to cost approximately $95,000 based on a 35% effective tax rate.

8.  Commitments:

Contract with Gao Da:

In September 2008, the Company, through Da Chuan, entered into a 20-year contract with Gao Da, in which the Company is entitled to utilize Gao Da's licenses and contracts that relate to the Company's deployment of fiber and wireless assets for the Company's benefit, as defined. As consideration for the service agreement, the Company is to pay or reimburse Gao Da for any licensing fees for base stations or license renewal expenses, and the Company is to pay a quarterly fee to Gao Da equal to one percent of net revenue generated from the use of Gao Da's contracts and licenses in the Company's business operations, as defined. No fees were payable as of March 31, 2009 under the contract.

Gao Da's control person owns approximately 8.5% of the Company's common stock at March 31, 2009.

9.  Subsequent event:

In April 2009, the Company entered into a one-year employment agreement with an individual to serve as Chief Financial Officer of the Company. The full time base salary is established at approximately $6,500 per month, beginning May 1, 2009. The Agreement also provides a signing bonus of 50,000 options to purchase common shares at $.25 per share over three years.

   On April 16, 2009, the Company entered into a separation agreement with the former President and Chief Financial Officer. The agreement provided for the payment of previously deferred and other compensation of approximately $98,000 over the next ten months and vesting of 200,000 previously unvested stock options.

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

China Wi-Max operating subsidiaries' networks are designed to provide the reliability, redundancy, scalability, and other features expected of a carrier class network. China Wi-Max believes its operating subsidiaries can bypass the local loop facilities of the local exchange carrier to connect enterprise customers directly to the global communications network. At this time, China Wi-Max has four full-time employees and one part-time employee in the United States, augmented by a number of personnel in operating subsidiaries, contract personnel and professional services organizations.

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

During the first quarter of 2009, the Company continued to put in place the structure and resources necessary to provide the services contemplated in its business plan. The Company put into place the corporate structure of subsidiaries, licenses and contract relationships necessary to provide services in China. Filings with the United States Securities and Exchange Commission were successfully completed to position the Company to file for trading status on the Over The Counter Bulletin Board exchange.

The Company plans to begin delivering revenue generating services on a commercial basis during the second quarter of 2009 in Beijing. Our subsidiaries are currently recruiting sales and engineering staff to support these efforts. A Terabit optical router was installed and is now in use. Additional pilot level testing performed in the first quarter of 2009 is providing the basis for a successful full scale launch of services in the second quarter of 2009. Adding customers will require additional capital to acquire access to new buildings, purchase and install equipment, etc. The Company is also pursuing opportunities to utilize its access to wireless spectrum licenses to provide last mile bridging services for potential customers during the second or third quarter of 2009.

China Wi-Max closed a private offering of unsecured convertible Notes in early January 2008 and raised $1,000,000. The Notes bear interest at 12% per annum, convertible at the Note Holder's option into Common Stock of China Wi-Max at a conversion price of $.25 per share, and notes not converted to stock have been extended to July 1, 2009. The Company continues a private offering of unsecured convertible Notes that bear interest at 10% per annum, convertible at the Note Holder's option into Common Stock of China Wi-Max at a conversion price of $.50 per share and due December 31, 2009.

In the continuance of our business operations, we do not intend to purchase or sell any significant assets and we do not expect a significant change in the number of employees, until additional capital is raised. As of May 1, 2009, we had retained a new President and new Chief Financial Officer. The former
President and Chief Financial Officer left the Company for other business opportunities and will continue to assist the Company. We can make no assurances that we will be able to raise any such capital.

At this time it is difficult to raise capital as the United States and the global business community are continuing to experience severe instability in their commercial and investment banking systems. This instability is likely to continue to have far-reaching effects on the economic activity in the country for an indeterminable period. The long-term impact on the United States economy and the Company's operating activities and ability to raise capital cannot be predicted at this time, but may be substantial.

RESULTS OF OPERATIONS

Results of Operations for the Three Months Ended March 31, 2009 Compared to the Three Months Ended March 31, 2008

During the three months ended March 31, 2009 and 2008, China Wi-Max did not recognize any revenues.

During the three months ended March 31, 2009, China Wi-Max incurred general and administrative expenses of $589,000 compared to $412,000 for the three months ended March 31, 2008. The $177,000 increase was a result of an increase in the Company's operational activities compared to the prior period. During the three months ended March 31, 2009, the Company continued to increase its staff and outside consultants, as it began implementation of its business plan. As a result of the staff increases, there was an increase of approximately $20,000 in salary and wages, expenses for operations in China increased by $53,000, consulting and professional fees increased by $95,000, insurance costs increased by $9,000, amortization costs increased by $8,000 and travel and other items decreased by $8,000 over the prior period ended March 31, 2008.

During the three months ended March 31, 2009, China Wi-Max recognized a net loss of $651,000 compared to a net loss of $445,000 during the three months ended March 31, 2008. The $206,000 increase in net loss was primarily a result of the

$177,000 increase in general and administrative expenses, discussed above combined with the $30,000 increase in interest expense as a result of the issuance of convertible promissory notes discussed below.

China Wi-Max's basic loss per share was $.06 during the three months ended March 31, 2009 versus a net loss of $0.05 per share during the three months ended March 31, 2008.


LIQUIDITY

Historically, cash flow from operations has not been sufficient to sustain China Wi-Max's operation without additional sources of capital. At March 31, 2009, the Company had total current assets of $38,000, consisting of cash of $6,000 and prepaid expenses of $32,000. At March 31, 2009, the Company had total current liabilities of $2,920,000. Total current liabilities consisted of accounts payable of $216,000, accrued interest of $258,000 and current convertible notes payable of $2,445,000. At March 31, 2009, the Company had a working capital deficit of $2,891,000.

During the three months ended March 31, 2009, China Wi-Max used $171,000 in its operating activities. The net loss of $651,847 was adjusted for $259,000 of services paid for by the issuance of common stock, $16,000 in non-cash option expenses and $17,000 in depreciation and amortization costs. During the three months ended March 31, 2009, there was a $30,000 decrease in prepaid expenses, a $97,000 increase in accounts payable, a $62,000 increase in accrued interest.

During the three months ended March 31, 2008, China Wi-Max used $220,000 in its operating activities. A net loss of $445,331 was adjusted for $99,000 of services paid for by the issuance of common stock and $72,000 in non-cash option expenses. During the three months ended March 31, 2008, there was a $4,000 decrease in prepaid expenses, a $41,000 decrease in accounts payable, a $32,000 increase in accrued interest and a $57,000 increase in accrued expenses.

During the three months ended March 31, 2009, China Wi-Max used $65,000 in its investing activities, primarily for the purchase of property and equipment. During the three months ended March 31, 2008, China Wi-Max used $193,000 in its investing activities for access to wireless licenses and optical fiber payments in China.

During the three months ended March 31, 2009, China Wi-Max received $95,000 from its financing activities. During the three months ended March 31, 2008, China Wi-Max received $543,000 from its financing activities.

In June 2007, the Board of Directors authorized the sale of up to $1 million of unsecured convertible promissory notes. Principal and interest are convertible at any time into shares of China Wi-Max's common stock at $0.25 per share, at the option of the note holders. As of January 2008, the Company oversubscribed the offering and issued $1,004,300 of notes payable, which mature on December 31, 2008, bear interest at 12% per annum, and are unsecured. Notes not yet converted have been extended to July 1, 2009. In April 2008, the Board of Directors authorized the sale of an additional $1 million of unsecured convertible promissory notes, bearing interest at 10% per annum, and are unsecured. The Board of Directors subsequently increased the offering to $2 million. Principal and interest are convertible at any time into shares of China Wi-Max's common stock at $0.50 per share, at the option of the note holders. During the three months ended March 31, 2009, China Wi-Max issued an additional $95,000 in unsecured convertible promissory notes, which mature on December 31, 2009, bearing interest at 10% per annum, and are unsecured. Principal and interest are convertible at any time into shares of China Wi-Max's common stock at $0.50 per share, at the option of the promissory note holders. China Wi-Max has not paid nor is any principal or interest due on these notes. As of March 31, 2009, there is $2,445,000 in outstanding convertible notes payable and accrued interest of $258,000. China Wi-Max is not in default with regard to these notes.

During the three months ended March 31, 2009, China Wi-Max issued 1,035,000 shares of its common stock to individuals as employment signing bonuses and payments for services performed for China Wi-Max, valued at $258,750. During the three months ended March 31, 2008, China Wi-Max issued 394,000 shares of its common stock to individuals as employment signing bonuses and payments for services performed for China Wi-Max, valued at $98,500.

During the three months ended March 31, 2009, China Wi-Max issued stock options exercisable for 300,000 shares of its common stock, with an exercise price of $0.25 per share and a term of 3 years. The options have variable vesting rates. During the three months ended March 31, 2009, options exercisable for 256,250 shares were vested. These options were valued using the Black-Scholes model, and the Company has recorded $16,000 of stock based compensation expense during the three months ended March 31, 2009.

During the three months ended March 31, 2008, China Wi-Max issued stock options exercisable for 2,600,000 shares of its common stock, with an exercise price of $0.25 per share and a term of 5 years. The options have variable vesting rates. During the three months ended March 31, 2008, options exercisable for 468,750 shares were vested. These options were valued using the Black-Scholes model, and the Company has recorded $71,925 of stock based compensation expense during the three months ended March 31, 2008.

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

In the event that our operating plan changes due to changes in our strategic plans, lower than expected revenues, unanticipated expenses, increased competition, unfavorable economic conditions or other unforeseen circumstances, including the continued turmoil and tightening of the credit markets, and further weakening of consumer confidence and spending, our liquidity may be negatively impacted. If so, we could be required to adjust our expenditures for the remainder of 2009 and for 2010 to conserve working capital or raise additional capital, possibly including debt or equity financing, to fund operations and our growth strategy.

Need for Additional Financing

China Wi-Max's business plan requires funding to develop and expand a new capital intensive business. China Wi-Max has been addressing funding needs for the next twelve months estimated at $10 to $15 million dollars to carry out the business plan. To continue to expand and grow the business beyond twelve months will require significant additional capital and China Wi-Max expects to be continually raising funds for at least the next twenty-four months to thirty-six months. Although management believes there is tremendous upside potential, failure to raise sufficient additional capital could result in reduced growth, or in the worst case, failure of the business. These ongoing capital needs are reflected in the Company's independent registered public accounting firm's Going Concern comments for the audited period ending December 31, 2008.

No commitments to provide additional funds have been made by our management or other stockholders. Accordingly, there can be no assurance that any additional funds will be available to us to allow it to cover our expenses as they may be incurred.

ITEM 3. QUANTATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable

ITEM 4. CONTROLS AND PROCEDURES

Disclosures Controls and Procedures

We have adopted and maintain disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) that are designed to ensure that information required to be disclosed in our reports under the Exchange Act, is recorded, processed, summarized and reported within the time periods required under the SEC's rules and forms and that the information is gathered and communicated to our management, including our Chief Executive Officer (Principal Executive Officer)and Chief Financial Officer (Principal Financial Officer), as appropriate, to allow for timely decisions regarding required disclosure.

As required by SEC Rule 15d-15(b), we carried out an evaluation under the supervision and with the participation of our management, including the Chief Executive Officer/Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 15d-14 as of the end of the period covered by this report. Based on the foregoing evaluation, our Chief Executive Officer/Chief Financial Officer has concluded that our disclosure controls and procedures are ineffective in timely alerting him to material information required to be included in our periodic SEC filings and to ensure that information required to be disclosed in our periodic SEC filings is accumulated and communicated to our management, including our Chief Executive Officer/Chief Financial Officer, to allow timely decisions regarding required disclosure.


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

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

NONE

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company made the following unregistered sales of its securities from January 1, 2009 through March 31, 2009.


--------------- --------------------- ------------ ------------------------------ -------------------------
                                        NO. OF
 DATE OF SALE   TITLE OF SECURITIES     SHARES             CONSIDERATION             CLASS OF PURCHASER
--------------- --------------------- ------------ ------------------------------ -------------------------
                                                        $20,000 Convertible
      2/3/2009      Common stock           40,000         Promissory Note            Business Associate
--------------- --------------------- ------------ ------------------------------ -------------------------
      2/5/2009      Common stock           20,000       $10,000 Convertible          Business Associate
                                                          Promissory Note
--------------- --------------------- ------------ ------------------------------ -------------------------
      2/6/2009      Common stock           20,000       $10,000 Convertible          Business Associate
                                                          Promissory Note
--------------- --------------------- ------------ ------------------------------ -------------------------
      3/2/2009      Common stock            5,000       $2,500 Convertible           Business Associate
                                                          Promissory Note
--------------- --------------------- ------------ ------------------------------ -------------------------
      3/2/2009      Common stock            5,000       $2,500 Convertible           Business Associate
                                                          Promissory Note
--------------- --------------------- ------------ ------------------------------ -------------------------
      3/6/2009      Common stock           30,000       $30,000 Convertible          Business Associate
                                                          Promissory Note
--------------- --------------------- ------------ ------------------------------ -------------------------
      3/9/2009      Common stock           40,000       $20,000 Convertible          Business Associate
                                                          Promissory Note
--------------- --------------------- ------------ ------------------------------ -------------------------


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

     Exhibit 31.1 Certification of Chief Executive Officer pursuant to Section
                  302 of the Sarbanes-Oxley Act

     Exhibit 31.2 Certification of Chief Financial Officer pursuant to Section
                  302 of the Sarbanes-Oxley Act

     Exhibit 32.1 Certification of Chief Executive Officer pursuant to Section
                  906 of the Sarbanes-Oxley Act

     Exhibit 32.1 Certification of Chief Financial Officer pursuant to Section
                  906 of the Sarbanes-Oxley Act

                                   SIGNATURES


Pursuant to the requirements of Section 12 of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.





                                        CHINA WI-MAX COMMUNICATIONS, INC.
                                                  (Registrant)



Dated:  May 15, 2009                       By: /s/ Steven Berman
                                               ---------------------------------
                                               Steven Berman
                                               President



Dated:  May 15, 2009                       By: /s/ Frank R. Ventura
                                               ---------------------------------
                                               Frank R. Ventura
                                               Chief Financial Officer