Form 10-Q
period 2009-06-30
China Wi-Max Communications, Inc.
filed 2009-08-20
CIK 1434667

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                -----------------

                                    FORM 10-Q

                                -----------------

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Six Month Period Ended June 30, 2009

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [ ] No []

Indicate by check mark whether the registrant is a large accelerated file, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

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

As of July 31, 2009 there were 14,429,657 shares of the registrant's common stock issued and outstanding.


PART I - FINANCIAL INFORMATION


Item 1. Financial Statements                                                                   Page
                                                                                               ----
     Consolidated Balance Sheets -June 30, 2009 (Unaudited) and
         December 31, 2008                                                                       4

     Consolidated  Statements of Operations  (Unaudited) - Six months ended June
         30, 2009 and 2008 and
         From July 5, 2006 (Inception) to June 30, 2009                                          5

     Consolidated Statements of Changes in Shareholders' Deficit (Unaudited) -
            From July 5, 2006 (Inception) to June 30, 2009                                       7

     Consolidated  Statements of Cash Flows  (Unaudited) - Six months ended June
            30, 2009 and 2008 and From July 5, 2006 (Inception) to June 30, 2009
                                                                                                 9

     Notes to the Consolidated Financial Statements (Unaudited)                                  10

Item 2. Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                                               19

Item 3. Quantitative and Qualitative Disclosures About Market Risk - Not Applicable              23

Item 4. Controls and Procedures                                                                  23

Item 4T. Controls and Procedures                                                                 24

PART II - OTHER INFORMATION

Item 1. Legal Proceedings -Not Applicable                                                        24

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds                              24

Item 3. Defaults Upon Senior Securities - Not Applicable                                         24

Item 4. Submission of Matters to a Vote of Security Holders - Not Applicable                     25

Item 5. Other Information - Not Applicable                                                       25

Item 6. Exhibits                                                                                 26

SIGNATURES                                                                                       26

                   PART I

ITEM 1. FINANCIAL STATEMENTS


                                CHINA WI-MAX COMMUNICATIONS, INC.
                                (A Development Stage Enterprise)

                                         BALANCE SHEETS



                                             ASSETS
                                                                      June 30,                      December 31,
                                                                        2009                            2008
                                                                 -------------------             -------------------
                                                                      (Unaudited)
                                                                 -------------------

Current assets:
   Cash                                                          $          158,659              $          147,889
   Prepaid expenses                                                          38,946                          23,841
                                                                 -------------------             -------------------

   Total current assets                                                     197,605                         171,730
                                                                 -------------------             -------------------

Property and equipment, net                                                 582,823                         531,009
Intangible assets and other, net                                            331,663                         364,195
                                                                 -------------------             -------------------
                                                                            914,486                         895,204
                                                                 -------------------             -------------------

                                                                 $        1,112,091              $        1,066,934
                                                                 ===================             ===================



                              LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities:
   Accounts payable                                              $          303,226              $          119,830
   Accrued interest                                                         263,972                         195,641
   Convertible notes payable                                              2,551,095                       2,350,100
                                                                 -------------------             -------------------

   Total current liabilities                                              3,118,293                       2,665,571
                                                                 -------------------             -------------------
Long-term liabilities:
   Convertible notes payable                                                 57,903                               -
                                                                    ----------------                ----------------
                                                                          3,176,196                       2,665,571
                                                                    ================                ================
Shareholders' deficit:
Common  stock; $.001 par value; 50,000,000 shares authorized;
        14,429,657 and 10,785,002 shares issued and outstanding
        as of June 30, 2009 and December 31, 2008, respectively              14,430                          10,785
      Additional paid-in capital                                          1,630,849                         534,048
      Accumulated other comprehensive income                                 25,907                          25,853
      Deficit accumulated during the development stage                   (3,735,291)                     (2,169,323)
                                                                 -------------------             -------------------
     Total shareholders' deficit                                         (2,064,105)                     (1,598,637)
                                                                 -------------------             -------------------

                                                                 $        1,112,091              $        1,066,934
                                                                 ===================             ===================


                                   See notes to unaudited financial statement.



                        CHINA WI-MAX COMMUNICATIONS, INC.
                        (A Development Stage Enterprise)

          CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                                  (Unaudited)




                                                                Three Months Ended
                                                         June 30,                  June 30,
                                                           2009                      2008
                                                  -----------------------   ------------------------

Operating expenses:
    General and administrative expense            $             (843,257)   $              (317,690)
                                                  -----------------------   ------------------------

Operating loss                                                  (843,257)                  (317,690)
                                                  -----------------------   ------------------------

Other expense:
    Interest expense                                             (70,850)                   (45,715)
                                                  -----------------------   ------------------------

Net loss                                                        (914,107)                  (363,405)

Foreign currency translation loss                                   (532)                         -
                                                  -----------------------   ------------------------

Comprehensive loss                                $             (914,639)   $              (363,405)
                                                  =======================   ========================

Basic and diluted net loss per share              $                (0.07)   $                 (0.04)
                                                  =======================   ========================

Weighted average number of common
    shares outstanding                                        12,558,464                 10,016,967
                                                  =======================   ========================


                  See notes to unaudited financial statements.




                                CHINA WI-MAX COMMUNICATIONS, INC.
                                (A Development Stage Enterprise)

                  CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                                          (Unaudited)



                                                                                                              Period from
                                                                                                             July 5, 2006
                                                                                                              (inception)
                                                                  Six Months Ended                              through
                                                         June 30,                  June 30,                    June 30,
                                                          2009                       2008                        2009
                                                  -----------------------   --------------------------------------------------

Operating expenses:
    General and administrative expense            $           (1,432,291)   $              (730,098)   $           (3,387,188)
                                                  -----------------------   ------------------------   -----------------------

Operating loss                                                (1,432,291)                  (730,098)               (3,387,188)
                                                  -----------------------   ------------------------   -----------------------

Other expense:
    Interest expense                                            (133,677)                   (78,638)                 (348,089)
                                                  -----------------------   --------------------------------------------------

Net loss                                                      (1,565,968)                  (808,736)               (3,735,277)

Foreign currency translation gain                                     54                          -                    25,907
                                                  -----------------------   --------------------------------------------------

Comprehensive loss                                $           (1,565,914)   $              (808,736)   $           (3,709,370)
                                                  =======================   ========================   =======================

Basic and diluted net loss per share              $                (0.13)   $                 (0.08)
                                                  =======================   ========================

Weighted average number of common
    shares outstanding                                        11,963,317                  9,885,467
                                                  =======================   ========================


                          See notes to unaudited financial statements.

                                               6


                                CHINA WI-MAX COMMUNICATIONS, INC.
                                (A Development Stage Enterprise)
                        CONSOLIDATED STATEMENTS OF SHAREHOLDERS' DEFICIT
                   PERIODS FROM JULY 5, 2006 (INCEPTION) THROUGH JUNE 30, 2009
                                           (Unaudited)

                                                                             Accumulated   Deficit
                                                         Additional           other       accumulated     Total
                                   Common stock            paid-in          comprehension  during the   shareholders'
                               ---------------------
                                Shares                    capital               income    development
                                                                                             stage       deficit
                               ----------   --------  ------------------      --------  -------------- ------------


Common stock issued for
   cash between July 5,
   2006 (inception) and
   December 31, 2006 at
   par value ($0.0001 per
   share)                      3,825,000      3,825       $           -  $          -    $          -    $     3,825

Net loss                                                              -             -          (8,538)        (8,538)
                               ----------   --------  ------------------ -------------  --------------   ------------

Balances, December 31, 2006    3,825,000      3,825                   -             -          (8,538)        (4,713)

Common stock issued for cash
between January and June
2007 at par value ($0.001
per share)                    5,230,000       5,230                   -             -               -          5,230

Common stock issued for
cash between June and
December 2007 at par value
($0.001 per share)              260,000         260                   -             -               -            260

Common stock issued for
services, valued at
$0.25 per shares                455,000         455             113,295             -               -        113,750

Net loss                               -          -                   -             -        (444,590)      (444,590)
                               ----------   --------  ------------------ -------------  --------------   ------------

Balances, December 31, 2007    9,770,000      9,770             113,295             -        (453,128)      (330,063)

Shares of common stock
cancelled at par value          (260,000)      (260)                  -             -               -           (260)

Common stock issued for
services, valued at $0.25
per share                        884,000        884             220,116             -               -        221,000

Common stock issued upon
conversion of notes
and accrued interest in
December 2008, valued at
$0.25 per share                  391,002        391              97,362             -               -         97,753

Fair value of options vested
during the period                      -          -             103,275             -               -        103,275

Net loss                               -          -                   -             -       (1,716,195)   (1,716,195)



                                CHINA WI-MAX COMMUNICATIONS, INC.
                                (A Development Stage Enterprise)
                        CONSOLIDATED STATEMENTS OF SHAREHOLDERS' DEFICIT
                   PERIODS FROM JULY 5, 2006 (INCEPTION) THROUGH JUNE 30, 2009
                                           (Unaudited)

                                                                             Accumulated   Deficit
                                                         Additional           other       accumulated     Total
                                   Common stock            paid-in          comprehension  during the   shareholders'
                               ---------------------
                                Shares                    capital               income    development
                                                                                             stage       deficit
                               ----------   --------  ------------------      --------  -------------- ------------


Other comprehensive income
adjustments, gain on
foreign currency translation           -          -                   -        25,853                -        25,853
                               ----------   --------  ------------------ -------------  --------------   ------------

Balances, December 31, 2008    10,785,002    10,785             534,048        25,853       (2,169,323)   (1,598,637)

Common stock issued for
service, valued at $0.25
per share                       2,035,000     2,035             506,715             -               -      508,750

Common stock issued upon
conversion of notes and
accrued interest in June
2009                            1,609,655     1,610             406,362             -               -      407,972

Fair value of options vesting
during the period                      -          -             183,724             -               -      183,724

Net loss                               -          -                   -             -       (1,565,968)   (1,565,968)

Other comprehensive income
adjustments, gain on foreign
currency translation                   -          -                   -            54               -           54
                               ----------   --------  ------------------ -------------  --------------   ------------

Balances, June 30, 2009        14,429,657    14,430       $    1,630,849  $    25,907    $  (3,735,291) $ (2,064,105)
                               ==========   ========  ================== =============  ==============   ============


                          See notes to unaudited financial statements.

                                       8


                                CHINA WI-MAX COMMUNICATIONS,INC.
                                (A Development Stage Enterprise)

                              CONSOLIDATED STATEMENTS OF CASH FLOWS

                                           (Unaudited)

                                                                                                      Period from
                                                                                                     July 5, 2006
                                                                                                      (Inception)
                                                        Six Months Ended                                through
                                                          June 30, 2009        June 30, 2008         June 30, 2009
                                                        ------------------  --------------------     --------------

Cash flows from operating activities:
   Net loss                                               $    (1,565,968)     $       (808,736)  $     (3,735,277)
   Adjustments to reconcile net loss to net cash
      used in operating activities:
Common stock issued for services                                  508,750               158,500            843,500
Accrued interest converted to common stock                         65,712                     -             79,465
Non-cash stock option expense                                     183,724                71,925            286,999
Depreciation                                                       18,565                     -             24,888
Amortization                                                       12,227                 1,901             17,497
   Changes in assets and liabilities:
   Increase in prepaid expenses                                   (15,105)               (8,746)           (72,099)
   Increase (decrease) in accounts payable                        183,397               (47,877)           303,227
   Increase in accrued interest                                    67,990                78,638            263,632
   Decrease in other assets                                        20,400                                   20,400
   Decrease in accrued expenses                                         -                (5,000)            (5,000)
                                                        ------------------  --------------------     --------------

Net cash used in operating activities                            (520,308)             (559,395)        (1,972,769)
                                                        ------------------  --------------------     --------------

Cash flows from investing activities:

       Purchase of property and equipment                         (70,325)             (360,664)          (581,804)
Purchase of intangible assets                                                                 -           (326,056)
                                                        ------------------  --------------------     --------------

Net cash used in investing activities                             (70,325)             (360,664)          (907,860)
                                                        ------------------  --------------------     --------------

Cash flows from financing activities:
Proceeds from issuance of convertible notes payable               601,403               770,300          3,035,503
Proceeds from issuance of common stock                                  -                 2,310              9,055
Debt issue costs                                                        -                     -             (5,270)
                                                        ------------------  --------------------     --------------

Net cash provided by financing activities                         601,403               772,610          3,039,288
                                                        ------------------  --------------------     --------------

Net increase (decrease) in cash                                    10,770              (147,449)           158,659
Cash, beginning of period                                         147,889               182,401                  -
                                                        ------------------  --------------------     --------------


Cash, end of period                                       $       158,659   $            34,952   $        158,659
                                                        ==================  ====================     ==============

Supplemental disclosure of non-cash investing and financing activities:

      Convertible notes converted to common stock         $       342,260    $                -   $        440,013
                                                        ==================  ====================     ==============

      Receivable from issuance of common stock            $             -    $               50   $          5,720
                                                        ==================  ====================     ==============

                           See notes to unaudited financial statement.

                        CHINA WI-MAX COMMUNICATIONS, INC.
                        (A Development Stage Enterprise)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     SIX MONTHS ENDED JUNE 30, 2009 AND 2008
                                   (Unaudited)

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

   In September 2008, the Company effectuated the formation and control of two wholly-owned subsidiaries in China: Beijing Yuan Shan Da Chuan Business Development Ltd. ("Da Chuan") and Beijing Yuan Shan Shi Dai Technology Ltd. ("Shi Dai"). Da Chuan has contractual agreements with two local Chinese companies to use licenses to deliver "Value Added Telecommunications Services" (Note 4). Shi Dai owns optical fiber assets located in Beijing and Hangzhou; Shi Dai's purchases of optical fiber assets were made at the direction of and with funding from China Wi-Max prior to consolidation. The Company began initial operation of its network in Beijing in 2008, but has not generated any revenue to date. The Company's financial statements as of June 30, 2009, and for the period from September 24, 2008, the date at which the Company gained 100% ownership of Da Chuan and Shi Dai, through June 30 2009, include the accounts of Da Chuan and Shi Dai. Intercompany balances and transactions have been eliminated in consolidation.

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

   Going concern and management's plans:

   The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company reported a net loss of approximately $1,596,000 for the six months ended June 30, 2009, and a working capital deficiency and shareholders' deficit of approximately $2,921,000, and $3,735,000, respectively, at June 30, 2009. The Company has a limited operating history and no revenue producing operations. In addition, the Company does not have a revolving loan agreement with any financial institution, nor can the Company provide any assurance it will be able to enter into any such agreement in the future, or be able to raise funds through a future issuance of debt or equity. These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

   The Company's continuance as a going concern is dependent on its future profitability and on the on-going support of its shareholders and creditors. In order to mitigate the going concern issues, the Company is continuing to raise capital through its bridge loan financing, which consists of 10% convertible notes maturing on December 31, 2009 (Note 5). The Company raised approximately $1,430,000 through December 31, 2008, approximately $601,403 during the six months ended June 30, 2009, and has raised an additional $600,725 subsequent to June 30, 2009.

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

   Impairment of long-lived assets:

   Management assesses the carrying values of long-lived assets for impairment when circumstances indicate that such amounts may not be recoverable from future operations. Generally, assets to be held and used are considered impaired if the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. Management does not believe any impairment has occurred as of June 30, 2009. The accounting estimates for the Company's long-lived assets require management to make significant assumptions about fair value. Management's assumptions regarding fair value require significant judgments about economic factors, industry factors and technology considerations, as well as about the Company's business prospects. Changes in these judgments may have a significant effect on the estimated fair values of the Company's long-lived assets and could result in an impairment charge that could have a material adverse effect on the Company's results of operations.

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

   Revenue recognition:

   As of June 30, 2009, the Company has no revenue-producing operations. At such time revenue generating operations begin, the Company will recognize revenue pursuant to Securities and Exchange Commission, Staff Accounting Bulletin ("SAB") No. 101, Revenue Recognition in Financial Statements, as amended by SAB

No. 104, Revenue Recognition. Consistent with the requirements of these SABs, revenue will be recognized only when:

         a) persuasive evidence of arrangement exists, b) delivery has occurred,
         c) the seller's price to the buyer is fixed, and d) collectability is reasonably assured.

   Loss per share:

   Basic loss per share of common stock is computed based on the weighted average number of common shares outstanding during the period. Stock options and common shares issuable upon the conversion of debt securities (11,967,890 at June 30, 2009 and 5,377,200 at June 30, 2008) are not considered in the calculation, as the effect would be antidilutive. Therefore, diluted loss per share is equivalent to basic loss per share.


   Recently Issued and Adopted Accounting Pronouncements:

 In September  2006, the Financial  Accounting  Standards  Board ("FASB") issued
Statement of Financial Accounting Standards ("SFAS") No. 157, Fair Value Measurements. SFAS No. 157 establishes a framework for measuring the fair value of assets and liabilities. This framework is intended to provide increased consistency in how fair value determinations are made under various existing accounting standards which permit, or in some cases require, estimates of fair market value. SFAS No. 157 also expands financial statement disclosure requirements about a company's use of fair value measurements, including the effect of such measures on earnings. In February 2008, the FASB issued Staff Position FAS 157-2, which delayed the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The Company adopted Staff Position FAS 157-2 on January 1, 2009. At June 30, 2009, the Company has no financial assets or liabilities subject to recurring fair value measurements.

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

In April 2009, the FASB issued FSP SFAS 107-1 and Accounting Principles Board Opinion ("APB") 28-1, Interim Disclosures about Fair Value of Financial Instruments, (FSP 107-1), which will require that the fair value disclosures required for all financial instruments within the scope of SFAS 107, Disclosures about Fair Value of Financial Instruments, be included in interim financial statements. This FSP also requires entities to disclose the method and significant assumptions used to estimate the fair value of financial instruments on an interim and annual basis and to highlight any changes from prior periods. FSP 107-1 is effective for interim periods ending after June 15, 2009. The adoption of FSP 107-1 did not have a material impact on the Company's consolidated financial statements.

On January 1, 2009, the Company adopted SFAS No. 141(Revised 2007), Business Combinations, (SFAS No. 141R). SFAS No. 141R provides revised guidance on how acquirers recognize and measure the consideration transferred, identifiable assets acquired, liabilities assumed, noncontrolling interests, and goodwill acquired in a business combination. SFAS No. 141R also expands required disclosures surrounding the nature and financial effects of business combinations. Management believes that the adoption of SFAS 141 (revised 2007) could have an impact on the accounting for any future acquisition, if one were to occur. The Company is required to apply the guidance in SFAS 141R for any future business combinations.

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

 On January 1, 2009, the Company adopted the provisions of Emerging Issues Task Force ("EITF") 07-05, Determining whether an Instrument (or Embedded Feature) Is Indexed to an Entity's Own Stock, which provides guidance on determining what types of instruments or embedded features in an instrument held by a reporting entity can be considered indexed to its own stock for the purpose of evaluating the first criteria of the scope exception in paragraph 11(a) of SFAS 133. The adoption of this EITF did not have an impact on the Company's consolidated financial statements.

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

In June 2009, the FASB approved its Accounting Standards Codification or Codification, as the single source of authoritative United States accounting and reporting standards applicable for all non-governmental entities, with the exception of the SEC and its staff. The Codification, which changes the reference of financial standards, is effective for interim or annual financial periods ending after September 15, 2009. Therefore, in the third quarter of fiscal 2009, all references made to US GAAP will use the new Codification numbering system prescribed by the FASB. As the Codification is not intended to change or alter existing US GAAP, it is not expected to have any impact on the Company's consolidated financial position or results of operations.

3.  Property and equipment:

   As of June 30, 2009 and December 31, 2008, property and equipment consists of the following:

                                               June 30, 2009   December 31, 2008

    Fiber optic cable                             $507,312         $506,616
    Network equipment                              100,140           30,716
                                                -----------      -----------
                                                   607,452          537,332
    Less accumulated depreciation                  (24,629)          (6,323)
                                                -----------      -----------
                                                  $582,823         $531,009
                                                ===========      ===========
                                       14

4.  Intangible and other assets:

As of June 30, 2009 and December 31, 2008, intangible assets and other consist of the following:

                                            June 30, 2009     December 31, 2008

     Contractual license rights                 $326,056              $ 326,056
     Less accumulated amortization               (12,227)                     -
                                               ---------              ---------
                                                $313,829              $ 326,056
     Deposits                                     17,834                 38,139
                                               ----------             ---------
                                                $331,663              $ 364,195
                                               ==========              =========

   The Company's intangible assets, contractual license rights, represent the Company rights to certain frequency licenses held by Gao Da Yang Guang Communication Technology Ltd. ("Gao Da"). The Company entered into this contract with Gao Da in September 2008. Previous to the contract date, the Company had recorded deposits, which represented cash paid to Gao Da for the purpose of acquiring frequency licenses.

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

5.  Convertible notes payable:

   In 2007, the Company issued $914,000 of 12% convertible notes payable; an additional $90,300 of 12% convertible notes was issued in January 2008. These notes are unsecured, and their maturity date was December 31, 2008. Principal and interest are convertible at any time into shares of the Company's common stock at $0.25 per share, at the option of the note holders. During 2008, notes for $84,000 and related accrued interest of $13,753 were converted into 391,002 shares of common stock. During the six months ended June 30, 2009, notes of $332,260 and related accrued interest of $64,597 were converted into 1,600,655 shares of common stock. As of June 30, 2009, all remaining note holders had extended the maturity date to December 31, 2009.

   In 2008, the Company issued $1,429,800 of 10% convertible notes payable. As of June 30, 2009, the Company had issued $2,031,248 of 10% convertible notes payable of which $1,963,310 mature within one year while $57,903 mature at December 31, 2010. In the six months ended June 30, 2009, $601,403 of the notes were issued. Additionally, $10,000 of these notes and related interest of $1,115 were converted into 22,230 shares of common stock. These notes bear interest at 10% per annum and are unsecured. Principal and interest are convertible at any time into shares of the Company's common stock at $0.50 per share, at the option of the note holders.

6.  Income taxes:

   Based on statutory rates, the Company's expected income tax benefit was approximately $473,000 and $278,000 for the six months ended June 30, 2009 and 2008, respectively. The expected income tax benefit differs from the actual benefit of $0 each period, due primarily to the valuation allowance.

   The Company's subsidiaries operate in the PRC and are therefore subject to the PRC tax laws and regulations. The Peoples Republic of China (PRC) federal statutory income tax rate is 25%. As the Company is unable to determine that it is more likely than not that future taxable income of the Company will be sufficient to utilize the U.S. and PRC net operating loss carryforwards, a valuation allowance has been established against this asset.

7.  Shareholders' deficit:

   Stock option plan:

   Effective January 1, 2008, the Company established a Stock Option Award and Compensation Plan (the "Plan") originally covering up to 4,000,000 shares of the Company's common stock (increased to 5,200,000 in May 2009). Any employee, consultant or Director of the Company, any parent or any subsidiary is eligible to participate. The exercise prices of the options granted are determined by the Plan committee, whose members are appointed by the Board of Directors, and the exercise prices are generally to be established at the estimated fair value of the Company's common stock at the date of grant. Options granted to date have terms that do not exceed five years. There were 1,675,000 vested options as of June 30, 2009. Before any options may be delivered or exercised, the shareholders must ratify the Plan. The Company is planning a shareholder meeting to ratify the Plan once the Company's stock has been approved for market trading.

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

   The compensation committee determines the term of each option, but no term may exceed 10 years from the date of grant. The compensation committee also determines at what time or times each option may be exercised and any conditions that must be met before an option may be exercised. Options may be made exercisable in installments, and the exercisability of options may be accelerated by the compensation committee. As of June 30, 2009, the Company's Board of Directors was serving as the compensation committee.

   In the six month periods ended June 30, 2009 and 2008, the Company recorded total stock-based compensation of $183,724 and $71,925 for options that vested during the periods, which is included in general and administrative expense. As of June 30, 2009, the Company has 3,150,000 unvested stock options of which 2,450,000 vesting is contingent on future events. As of June 30, 2009, the estimated fair value of the remaining 700,000 unvested stock options was approximately $68,800, which is expected to be recognized over a weighted average period of approximately one year.

   The Company uses the Black-Scholes option pricing model to determine the weighted average fair value of options. The weighted average fair value of options granted during 2008 was $0.43 per share. There were 2,350,000 options granted in the period ended June 30, 2009 that have a weighted average fair value of $0.49 per share. None of the options granted in the period ended June 30, 2009 had vested as of June 30, 2009. The assumptions utilized to determine the fair value of options granted during the periods ended through June 30, 2009 and 2008 are provided in the following table:


                                             2009                   2008
                                     ---------------------     -------------
         Risk free interest rates       1.34% - 2.75%          1.61% - 2.89%
        Expected volatility              135% - 145%             80% - 89%
        Expected term in years             2  - 3                 2  -  3
        Expected dividend yield              0%                     0%

   The following table sets forth the activity in the Company's Plan since its January 1, 2009:


                                                        Weighted
                                                        Average
                                         Number of      Exercise                      Average
                                          Options        Price        Exercisable    Fair Value
                                      --------------- --------------- -----------   ------------

    Outstanding, January 1, 2009       2,200,000        $0.25            637,500       $0.13
    Granted/vested during period       3,150,000        $0.43          1,037,500       $0.18
    Forfeited                           (525,000)       $0.25                  -       $0.13
                                    -------------- --------------- ---------------- ------------
    Outstanding, June 30, 2009         4,825,000        $0.35          1,675,000       $0.16
                                    =============== =============== ================ ============

   There was no intrinsic value attributable to options granted through the period ended June 30, 2009, as the estimated market price of the Company's common stock of $0.25 per share is the same as the exercise price of the options.

   Common stock issued for services:

   During the six month period ended June 30, 2009, the Company issued 2,035,000 shares of common stock to various parties as employment bonuses and payments for services performed for the Company, valued at $508,750 ($0.25 per share). During the six month period ended June 30, 2008, the Company issued 634,000 shares of common stock to various third parties who performed services for the Company. These shares were valued at $158,500 ($0.25 per share).

8.  Commitments:

   Contract with Gao Da:

   In September 2008, the Company, through Da Chuan, entered into a 20-year contract with Gao Da, in which the Company is entitled to utilize Gao Da's licenses and contracts that relate to the Company's deployment of fiber and wireless assets for the Company's benefit, as defined. As consideration for the service agreement, the Company is to pay or reimburse Gao Da for any licensing fees for base stations or license renewal expenses, and the Company is to pay a quarterly fee to Gao Da equal to one percent of net revenue generated from the use of Gao Da's contracts and licenses in the Company's business operations, as defined. No fees were incurred through June 30, 2009 under the contract.

   Gao Da's shareholder owns approximately 8.5% of the Company's common stock at June 30, 2009.

Employment Agreement

   In April 2009, the Company entered into a one-year employment agreement with an individual to serve as Chief Financial Officer of the Company. The full time base salary is established at approximately $6,500 per month, beginning May 1, 2009. The Agreement also provides a signing bonus of 50,000 options to purchase common shares at $.25 per share over three years.

     In April 2009, the Company entered into a separation agreement with the former President and Chief Financial Officer. The agreement provided for the payment of previously deferred and other compensation of approximately $98,000 over the next ten months and vesting of 200,000 previously unvested stock options.

Consulting Agreements:

In June 2009, the Company entered into a one-year consulting agreement with two third parties, in which these parties agreed to provide the Company with investor relations' services and access to financing sources. The Company is to pay a fee of 5% of the amount of any financing transaction completed by or through a financing source, as defined, which they bring to the Company, up to a maximum of $5 million. The Company also issued to these parties, three-year options to purchase up to 1,000,000 shares of the Company's common stock at $0.50 per share, of which options to purchase 450,000 shares were fully-vested and non-forfeitable at the date of grant. These options were valued (using the Black Scholes option pricing model) at approximately $97,000, which has been recorded as general and administrative expense. The remaining options to purchase up to 550,000 shares vest upon completion of specific performance objectives.

In June 2009, the Company entered into a one-year agreement with a third party, in which this party agreed to provide investor communications and consulting services. The Company is to reimburse this consultant for any expenses incurred in connection with services provided and also granted fully-vested, non-forfeitable options to purchase up to 100,000 shares of the Company's common stock at $0.50 per share. The term of these options are five years and were valued (using the Black Scholes option pricing model) at approximately $22,000, which has been recorded as general and administrative expense.

For options issued under the agreements described above, the variables used in the Black Scholes option pricing model were as follows:

                  Risk free interest rate   1.34 %- 2.75%
                  Term                      3 - 5 years
                  Volatility                135% - 145%
                  Dividend yield            0%


9.  Subsequent events:

On July 1, 2009, the Company issued option to purchase 25,000 shares of the Company's common stock for consulting services.

The Company evaluated events through August 19, 2009 for consideration as a subsequent event to be included in its June 30, 2009 financial statements issued August 19, 2009.

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

The independent registered public accounting firm's report on the Company's consolidated financial statements as of December 31, 2008, and for each of the periods then ended includes a "going concern" explanatory paragraph that describes substantial doubt about the Company's ability to continue as a going concern.

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

During the six months ended June 30, 2009, the Company continued to put in place the structure and resources necessary to provide the services contemplated in its business plan. The Company put into place the corporate structure of subsidiaries, licenses and contract relationships necessary to provide services in China. Filings with the United States Securities and Exchange Commission were successfully completed to position the Company to file for trading status on the Over-The-Counter Bulletin Board exchange.

The Company plans to begin delivering revenue generating services on a commercial basis during the third quarter of 2009 in Beijing. Our subsidiaries are currently recruiting sales and engineering staff to support these efforts. A Terabit optical router was installed and is now in use. Additional pilot level testing performed during the six months ended June 30, 2009 is providing the basis for a successful full scale launch of services in the third and fourth quarters of 2009. Adding customers will require additional capital to acquire access to new buildings, purchase and install equipment, etc. The Company is also pursuing opportunities to utilize its access to wireless spectrum licenses to provide last mile bridging services for potential customers during the third quarter of 2009.

China Wi-Max closed a private offering of unsecured convertible Notes in early January 2008 and raised $1,000,000. The Notes bear interest at 12% per annum, convertible at the note holder's option into Common Stock of China Wi-Max at a conversion price of $.25 per share, and notes not converted to stock have been extended to December 31, 2009. The Company continues a private offering of unsecured convertible Notes that bear interest at 10% per annum, convertible at the note holder's option into Common Stock of China Wi-Max at a conversion price of $.50 per share and have due dates varying from December 31, 2009 through December 31, 2010.

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

At this time it is difficult to raise capital as the United States and the global business community is continuing to experience severe instability in their commercial and investment banking systems. This instability is likely to continue to have far-reaching effects on the economic activity in the country for an indeterminable period. The long-term impact on the United States economy and the Company's operating activities and ability to raise capital cannot be predicted at this time, but may be substantial.

RESULTS OF OPERATIONS

Results of Operations for the Three Months Ended June 30, 2009 Compared to the Three Months Ended June 30, 2008

During the three months ended June 30, 2009 and 2008, China Wi-Max did not recognize any revenues.

During the three months ended June 30, 2009, China Wi-Max incurred general and administrative expenses of $843,257 compared to $317,690 for the three months ended June 30, 2008. The $525,567 increase was a result of an increase in the Company's operational activities compared to the prior period. As a result of the staff increases, there was an increase of approximately $463,000 in salary and wages, expenses for operations in China decreased by $5,000, consulting and professional fees increased by $10,000, insurance costs increased by $6,000, amortization costs increased by $4,000 and travel and other items increased by $18,000 over the prior period ended June 30, 2008.

During the three months ended June 30, 2009, China Wi-Max recognized a net loss of $914,107 compared to a net loss of $363,405 during the three months ended June 30, 2008. The $550,702 increase in net loss was primarily a result of the

$525,567 increase in general and administrative expenses, discussed above combined with the $25,135 increase in interest expense as a result of the issuance of convertible promissory notes discussed below.

China Wi-Max's basic loss per share was $0.07 during the three months ended June 30, 2009 versus a net loss of $0.04 per share during the three months ended June 30, 2008.

Results of Operations for the Six Months Ended June 30, 2009 Compared to the Six Months Ended June 30, 2008

During the six months ended June 30, 2009 and 2008, China Wi-Max did not recognize any revenues.

During the six months ended June 30, 2009, China Wi-Max incurred general and administrative expenses of $1,432,000 compared to $730,000 for the six months ended June 30, 2008. The $702,000 increase was a result of an increase in the Company's operational activities compared to the prior period. During the six months ended June 30, 2009, the Company continued to increase its staff and outside consultants, as it began implementation of its business plan. As a result of the staff increases, there was an increase of approximately $463,000 in salary and wages, expenses for operations in China increased by $48,000, consulting and professional fees increased by $82,000, insurance costs increased by $15,000, amortization costs increased by $12,000 and travel and other items increased by $7,000 over the prior period ended June 30, 2008.

During the six months ended June 30, 2009, China Wi-Max recognized a net loss of $1,566,000 compared to a net loss of $808,000 during the six months ended June 30, 2008. The $757,000 increase in net loss was primarily a result of the $702,000 increase in general and administrative expenses, discussed above combined with the $55,000 increase in interest expense as a result of the issuance of convertible promissory notes discussed below.

China Wi-Max's basic loss per share was $0.13 during the six months ended June 30, 2009 versus a net loss of $0.08 per share during the six months ended June 30, 2008.


LIQUIDITY

Historically, cash flow from operations has not been sufficient to sustain China Wi-Max's operations without additional sources of capital. At June 30, 2009, the Company had total current assets of $197,000, consisting of cash of $158,000 and prepaid expenses of $39,000. At June 30, 2009, the Company had total current liabilities of $3,118,000. Total current liabilities consisted of accounts payable of $303,000, accrued interest of $263,000 and convertible notes payable of $2,551,000. At June 30, 2009, the Company had a working capital deficit of $2,921,000.

During the six months ended June 30, 2009, China Wi-Max used $520,000 in its operating activities. The net loss of $1,566,000 was adjusted for $509,000 of services paid for by the issuance of common stock, $184,000 in non-cash stock option expense and $30,000 in depreciation and amortization expenses. During the six months ended June 30, 2009, there was a $15,000, increase in prepaid expenses, a $183,000 increase in accounts payable, a $68,000 increase in accrued interest and a $20,000 decrease in other assets.

During the six months ended June 30, 2008, China Wi-Max used $559,000 in its operating activities. A net loss of $808,000 was adjusted for $158,000 of services paid for by the issuance of common stock and $71,000 in non-cash stock option expense. During the six months ended June 30, 2008, there was an $8,000 decrease in prepaid expenses, a $47,000 increase in accounts payable and a $78,000 increase in accrued interest.

During the six months ended June 30, 2009, China Wi-Max used $70,000, in its investing activities, primarily for the purchase of property and equipment. During the six months ended June 30, 2008, China Wi-Max used $360,000 in its investing activities for access to wireless licenses and optical fiber payments in China.

During the six months ended June 30, 2009, China Wi-Max received $601,000 from its financing activities. During the six months ended June 30, 2008, China Wi-Max received $773,000, from its financing activities.

In June 2007, the Board of Directors authorized the sale of up to $1 million of unsecured convertible promissory notes. Principal and interest are convertible at any time into shares of China Wi-Max's common stock at $0.25 per share, at the option of the note holders. As of January 2008, the Company oversubscribed the offering and issued $1,004,300 of notes payable, which mature on December 31, 2008, bear interest at 12% per annum, and are unsecured. Notes not yet converted have been extended to December 31, 2009. In April 2008, the Board of Directors authorized the sale of an additional $1 million of unsecured convertible promissory notes, bearing interest at 10% per annum, and are unsecured. The Board of Directors subsequently increased the offering to $2 million. Principal and interest are convertible at any time into shares of China Wi-Max's common stock at $0.50 per share, at the option of the note holders. During the six months ended June 30, 2009, China Wi-Max issued an additional $601,400 in unsecured convertible promissory notes, which mature on varying dates in December 31, 2009 through December 31, 2010, bearing interest at 10% per annum, and are unsecured. Principal and interest are convertible at any time into shares of China Wi-Max's common stock at $0.50 per share, at the option of the promissory note holders. China Wi-Max has not paid nor is any principal or interest due on these notes. As of June 30, 2009, there is $2,608,000 in outstanding convertible notes payable and accrued interest of $263,000. China Wi-Max is not in default with regard to these notes.

During the six months ended June 30, 2009, China Wi-Max issued 2,035,000 shares of its common stock to individuals as employment signing bonuses and payments for services performed for China Wi-Max, valued at $509,000. During the six months ended June 30, 2008, China Wi-Max issued 634,000 shares of its common stock to individuals as employment signing bonuses and payments for services performed for China Wi-Max, valued at $158,500.

During the six months ended June 30, 2009, China Wi-Max issued stock options exercisable for 3,150,000 shares of its common stock, with an exercise price of $0.25 per share and a term of 3 to 5 years. The options have variable vesting rates. During the six months ended June 30, 2009, options exercisable for 1,037,000 shares were vested. These options were valued using the Black-Scholes model, and the Company has recorded $184,000 of stock based compensation expense during the six months ended June 30, 2009.

During the six months ended June 30, 2008, China Wi-Max issued stock options exercisable for 2,200,000 shares of its common stock, with an exercise price of $0.25 per share and a term of 5 years. The options have variable vesting rates. During the six months ended June 30, 2008, options exercisable for 425,000 shares were vested. These options were valued using the Black-Scholes model, and the Company has recorded $71,000 of stock based compensation expense during the six months ended June 30, 2008.

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

As required by SEC Rule 15d-15(b), we carried out an evaluation under the supervision and with the participation of our management, including the Chief Executive Officer/Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 15d-14 as of the end of the period covered by this report. Based on the foregoing evaluation, our Chief Executive Officer/Chief Financial Officer has concluded that our disclosure controls and procedures are not effective in timely alerting him to material information required to be included in our periodic SEC filings and to ensure that information required to be disclosed in our periodic SEC filings is accumulated and communicated to our management, including our Chief Executive Officer/Chief Financial Officer, to allow timely decisions regarding required disclosure.

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

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        NONE

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company made the following unregistered sales of its securities from April 1, 2009 through June 30, 2009.


-------------------- ------------------ ------------------ -------------------------- ---------------------
                         TITLE OF
   DATE OF SALE         SECURITIES        NO. OF SHARES          CONSIDERATION         CLASS OF PURCHASER
-------------------- ------------------ ------------------ -------------------------- ---------------------

    06/30/2009         Common stock          375,000         $ 93,750 in Services     Business Associates
-------------------- ------------------ ------------------ -------------------------- ---------------------
      6/30/09          Common stock         1,609,655       Conversion of $407,972    Business Associates
                                                              in Convertible
                                                            Promissory Notes and
                                                               accrued interest
-------------------- ------------------ ------------------ -------------------------- ---------------------


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

Exhibit 31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act

Exhibit 31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act

Exhibit 32.1 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act

Exhibit 32.2 Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act

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





                                            CHINA WI-MAX COMMUNICATIONS, INC.
                                                        (Registrant)



Dated: August 19, 2009                      By: /s/ Michael Willis
                                                ---------------------------
                                                Michael Willis
                                                Chief Executive Officer


Dated: August 19, 2009                      By: /s/ Steve Berman
                                                ---------------------------
                                                Steven Berman
                                                President and Secretary


Dated: August 19, 2009                       By: /s/ Frank Ventura
                                                 ---------------------------
                                                 Frank Ventura
                                                 Chief Financial Officer
                                                 Treasurer