Form 10-Q/A
period 2009-06-30
China Wi-Max Communications, Inc.
filed 2009-08-24
CIK 1434667

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                -----------------

                                   FORM 10-Q/A

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


PART I - FINANCIAL INFORMATION


Item 1. Financial Statements                                                                   Page
                                                                                               ----
     Consolidated Balance Sheets -June 30, 2009 (Unaudited) and
         December 31, 2008                                                                       4

     Consolidated  Statements of Operations  (Unaudited) - Six months ended June
         30, 2009 and 2008 and
         From July 5, 2006 (Inception) to June 30, 2009                                          5

     Consolidated Statements of Changes in Shareholders' Deficit (Unaudited) -
            From July 5, 2006 (Inception) to June 30, 2009                                       7

     Consolidated  Statements of Cash Flows  (Unaudited) - Six months ended June
            30, 2009 and 2008 and From July 5, 2006 (Inception) to June 30, 2009
                                                                                                 9

     Notes to the Consolidated Financial Statements (Unaudited)                                  10


Item 2. Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                                               20

Item 3. Quantitative and Qualitative Disclosures About Market Risk - Not Applicable              24

Item 4. Controls and Procedures                                                                  24

Item 4T. Controls and Procedures                                                                 25

PART II - OTHER INFORMATION

Item 1. Legal Proceedings -Not Applicable                                                        25

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds                              25

Item 3. Defaults Upon Senior Securities - Not Applicable                                         25

Item 4. Submission of Matters to a Vote of Security Holders - Not Applicable                     26

Item 5. Other Information - Not Applicable                                                       26

Item 6. Exhibits                                                                                 26

SIGNATURES                                                                                       27


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

7.  Shareholders' deficit:

   Stock option plan:


   Effective January 1, 2008, the Company established a Stock Option Award and Compensation Plan (the "Plan") originally covering up to 4,000,000 shares of the Company's common stock (increased to 5,000,000 in May 2009). Any employee, consultant or Director of the Company, any parent or any subsidiary is eligible to participate. The exercise prices of the options granted are determined by the Plan committee, whose members are appointed by the Board of Directors, and the exercise prices are generally to be established at the estimated fair value of the Company's common stock at the date of grant. Options granted to date have terms that do not exceed five years. There were 1,675,000 vested options as of June 30, 2009. Before any options may be delivered or exercised, the shareholders must ratify the Plan. The Company is planning a shareholder meeting to ratify the Plan once the Company's stock has been approved for market trading.


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


During the six months ended June 30, 2009, China Wi-Max incurred general and administrative expenses of $1,432,000 compared to $730,000 for the six months ended June 30, 2008. The $702,000 increase was a result of an increase in the Company's operational activities compared to the prior period. During the six months ended June 30, 2009, the Company continued to increase its staff and outside consultants, as it began implementation of its business plan. As a result of the staff increases, there was an increase of approximately $468,000 in salary and wages, expenses for operations in China increased by $48,000, consulting and professional fees increased by $82,000, insurance costs increased by $15,000, amortization costs increased by $12,000 and travel and other items increased by $7,000 over the prior period ended June 30, 2008.


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





                                            CHINA WI-MAX COMMUNICATIONS, INC.
                                                        (Registrant)





Dated: August 21, 2009                      By: /s/ Steve Berman
                                                ---------------------------
                                                Steven Berman
                                                CEO, President and Secretary


Dated: August 21, 2009                       By: /s/ Frank Ventura
                                                 ---------------------------
                                                 Frank Ventura
                                                 Chief Financial Officer
                                                 Treasurer