Form 10-Q
period 2009-09-30
China Wi-Max Communications, Inc.
filed 2009-11-16
CIK 1434667

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                -----------------

                                    FORM 10-Q
                                -----------------

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                               For the Quarterly Period Ended September 30, 2009

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

As of October 9, 2009 there were 14,394,004 shares of the registrant's common stock issued and outstanding.

PART I - FINANCIAL INFORMATION


Item 1. Financial Statements                                                              Page
                                                                                          ----

     Consolidated Balance Sheets - September 30, 2009 (Unaudited) and
         December 31, 2008                                                                  2

     Consolidated  Statements of Operations and Comprehensive Loss (Unaudited) -
         Three and nine months ended September 30, 2009 and 2008 and
         From July 5, 2006 (Inception) to September 30, 2009                                3

     Consolidated Statements of Changes in Shareholders' Deficit (Unaudited) -
            From July 5, 2006 (Inception) to September 30, 2009                             5

     Consolidated  Statements  of Cash Flows  (Unaudited)  - Nine  months  ended
            September 30, 2009 and 2008 and
            From July 5, 2006 (Inception) to September 30, 2009                             6

     Notes to the Consolidated Financial Statements (Unaudited)                             7

Item 2. Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                                          17

Item 3. Quantitative and Qualitative Disclosures About Market Risk - Not Applicable         21

Item 4. Controls and Procedures                                                             21

Item 4T. Controls and Procedures                                                            22

PART II - OTHER INFORMATION

Item 1. Legal Proceedings -Not Applicable                                                   22

Item 1A. Risk Factors - Not Applicable                                                      22

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds                         22

Item 3. Defaults Upon Senior Securities - Not Applicable                                    23

Item 4. Submission of Matters to a Vote of Security Holders                                 23

Item 5. Other Information - Not Applicable                                                  23

Item 6. Exhibits                                                                            23

SIGNATURES                                                                                  24

                   PART I

ITEM 1. FINANCIAL STATEMENTS


                                CHINA WI-MAX COMMUNICATIONS, INC.
                                (A Development Stage Enterprise)

                                   CONSOLIDATED BALANCE SHEETS



                                             ASSETS
                                                                                September 30,              December 31,
                                                                                     2009                       2008
                                                                                  (Unaudited)
                                                                              ------------------         ------------------

Current assets:
   Cash                                                                       $         371,305          $         147,889
   Prepaid expenses                                                                      53,777                     23,841
                                                                              ------------------         ------------------

   Total current assets                                                                 425,082                    171,730
                                                                              ------------------         ------------------

Property and equipment, net                                                             525,707                    531,009
Intangible assets and other, net                                                        321,200                    364,195
                                                                              ------------------         ------------------
                                                                                        846,907                    895,204
                                                                              ------------------         ------------------

                                                                              $       1,271,989          $       1,066,934
                                                                              ==================         ==================


                              LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities:
   Accounts payable                                                           $         266,812          $         119,830
   Accrued interest                                                                     322,159                    195,641
   Convertible notes payable, current portion                                         2,495,692                  2,350,100
                                                                              ------------------         ------------------

   Total current liabilities                                                          3,084,663                  2,665,571
                                                                              ------------------         ------------------

Long-term liabilities:
   Accrued interest                                                                      13,207                          -
   Convertible notes payable, net of current portion                                    778,045                          -
                                                                              ------------------         ------------------

   Total long -term liabilities                                                         791,252                          -
                                                                              ------------------         ------------------


Shareholders' deficit:
Common  stock;  $.001 par value;  50,000,000 shares  authorized;
        14,394,004 and 10,785,002 shares issued and outstanding as of
        September 30, 2009 and December 31, 2008, respectively                           14,394                     10,785
      Additional paid-in capital                                                      1,659,095                    534,048
      Accumulated other comprehensive income                                             26,398                     25,853
      Deficit accumulated during the development stage                               (4,303,813)                (2,169,323)
                                                                              ------------------         ------------------
     Total shareholders' deficit                                                     (2,603,926)                (1,598,637)
                                                                              ------------------         ------------------

                                                                              $       1,271,989          $       1,066,934
                                                                              ==================         ==================


                    See notes to unaudited consolidated financial statements.

                                CHINA WI-MAX COMMUNICATIONS, INC.
                                (A Development Stage Enterprise)

                  CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                                           (Unaudited)





                                                                        Three Months Ended
                                                               September 30,            September 30,
                                                                    2009                    2008
                                                            ---------------------   ------------------------

Operating expenses:
    General and administrative expense                      $           (466,729)   $            (308,705)
                                                            ---------------------   ----------------------

Operating loss                                                          (466,729)                (308,705)
                                                            ---------------------   ----------------------

Other expense:
    Interest expense                                                     (79,440)                 (49,387)
                                                            ---------------------   ------------------------

Net loss                                                                (546,169)                (358,092)

Foreign currency translation gain                                            491                   25,466
                                                            ---------------------   ------------------------

Comprehensive loss                                          $           (545,678)   $            (332,626)
                                                            =====================   ======================

Basic and diluted net loss per share                        $              (0.04)   $               (0.03)
                                                            =====================   ======================

Weighted average number of common
    shares outstanding, basic and diluted                             14,267,620               10,105,000
                                                            =====================   ======================


                    See notes to unaudited consolidated financial statements.

                                CHINA WI-MAX COMMUNICATIONS, INC.
                                (A Development Stage Enterprise)

                  CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                                           (Unaudited)


                                                                                                                 Period from
                                                                                                                 July 5, 2006
                                                                                                                 (inception)
                                                             Nine Months Ended                                     through
                                                               September 30,            September 30,           September 30,
                                                                    2009                    2008                    2009
                                                            ---------------------   ---------------------------------------------

Operating expenses:
    General and administrative expense                      $         (1,921,373)   $          (1,037,754)  $         (3,876,283)
                                                            ---------------------   ----------------------  ---------------------

Operating loss                                                        (1,921,373)              (1,037,754)            (3,876,283)
                                                            ---------------------   ----------------------  ---------------------

Other expense:
    Interest expense                                                    (213,117)                (129,074)              (427,529)
                                                            ---------------------   ---------------------------------------------

Net loss                                                              (2,134,490)              (1,166,828)            (4,303,812)

Foreign currency translation gain                                            545                   25,466                 26,398
                                                            ---------------------   ---------------------------------------------

Comprehensive loss                                          $         (2,133,945)   $          (1,141,362)  $         (4,277,414)
                                                            =====================   ======================  =====================

Basic and diluted net loss per share                        $              (0.17)   $               (0.12)
                                                            =====================   ======================

Weighted average number of common
    shares outstanding                                                12,665,316                9,959,179
                                                            =====================   ======================


                    See notes to unaudited consolidated financial statements.

                                        CHINA WI-MAX COMMUNICATIONS, INC.
                                        (A Development Stage Enterprise)

                                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' DEFICIT

                        PERIODS FROM JULY 5, 2006 (INCEPTION) THROUGH SEPTEMBER 30, 2009
                                                   (Unaudited)

                                                                                         Accumulated    Deficit
                                                                            Additional      other      accumulated     Total
                                                     Common stock             paid-in    comprehensive  during the  shareholders'
                                               ---------------------------                             development
                                                Shares           Amount       capital       income       stage        deficit
                                               ----------      -----------  -----------    ---------  ------------  -----------
Common stock issued for cash between
July 5, 2006 (inception) and December
31, 2006 at par value ($0.001 per share)       3,825,000       $    3,825    $       -   $        -   $         -   $    3,825

Net loss                                                                             -            -        (8,538)      (8,538)
                                               ----------      -----------  -----------  -----------  ------------  -----------

Balances, December 31, 2006                    3,825,000            3,825            -            -        (8,538)      (4,713)

Common stock issued for cash at par
value ($0.001 per share)                       5,490,000            5,490            -            -             -        5,490

Common stock issued for services,
valued at $0.25 per share                        455,000              455      113,295            -             -      113,750

Net loss                                               -                -            -            -      (444,590)    (444,590)
                                               ----------      -----------  -----------  -----------  ------------  -----------

Balances, December 31, 2007                    9,770,000            9,770      113,295            -      (453,128)    (330,063)

Shares of common stock cancelled at
par value                                       (260,000)            (260)           -            -             -         (260)

Common stock issued for services,
valued at $0.25 per share                        884,000              884      220,116            -             -      221,000

Common stock issued upon conversion
of notes and accrued interest in
December 2008, valued at $0.25 per share         391,002              391       97,362           -              -       97,753

Fair value of options vested during
the period                                             -                -      103,275            -             -      103,275

Net loss                                               -                -            -            -    (1,716,195)  (1,716,195)

Other comprehensive income adjustments,
gain on foreign currency translation                   -                -            -       25,853             -       25,853
                                               ----------      -----------  -----------  -----------  ------------  -----------

Balances, December 31, 2008                    10,785,002          10,785      534,048       25,853    (2,169,323)  (1,598,637)


Common stock issued for services,
valued at $0.25 per share                       1,860,000            1,860      463,140           -             -      465,000

Common stock issued upon conversion of
notes and accrued interest, valued at
$0.25 per share                                 1,749,002            1,749      469,641           -             -      471,390

Fair value of options vesting during
the period                                             -                -      192,266            -             -      192,266

Net loss                                               -                -            -            -    (2,134,490)  (2,134,490)

Other comprehensive income adjust-
ments, gain on foreign currency
translation                                            -                -            -          545            -           545
                                               ----------      -----------  -----------  -----------  ------------  -----------

Balances, September 30, 2009                   14,394,004       $  14,394    $1,659,095   $  26,398   $(4,303,813) $(2,603,926)
                                               ==========      ===========  ===========  ===========  ============  ===========


                            See notes to unaudited consolidated financial statements.

                                CHINA WI-MAX COMMUNICATIONS,INC.
                                (A Development Stage Enterprise)

                              CONSOLIDATED STATEMENTS OF CASH FLOWS

                                           (Unaudited)
                                                                                                                    Period from
                                                                                                                    July 5, 2006
                                                                                                                    (Inception)
                                                                               Nine Months Ended                      through
                                                                   September 30, 2009   September 30, 2008       September 30, 2009
                                                                 --------------------  ---------------------     -------------------

Cash flows from operating activities:
   Net loss                                                        $      (2,134,490)    $       (1,166,828)  $          (4,303,812)
   Adjustments to reconcile net loss to net cash
      used in operating activities:
Common stock issued for services                                             465,000                158,500                 799,750
Accrued interest converted to common stock                                    73,491                      -                  87,244
Non-cash stock option expense                                                192,265                 87,575                 295,540
Depreciation                                                                  20,552                      -                  26,875
Amortization                                                                  16,303                  1,901                  21,573
   Changes in assets and liabilities:
   Increase in accounts receivable                                                 -                 (6,687)                      -
   Increase in prepaid expenses                                              (29,936)                (9,746)                (53,777)
   Decrease in other assets                                                   26,657                      -                  26,657
   Increase (decrease) in accounts payable                                   146,981                (42,500)                266,811
   Increase in accrued interest                                              139,626                128,017                 335,267
                                                                 --------------------  ---------------------     -------------------

Net cash used in operating activities                                     (1,083,551)              (849,768)             (2,497,872)
                                                                 --------------------  ---------------------     -------------------

Cash flows from investing activities:

    Purchase of property and equipment                                       (13,945)              (199,883)               (525,424)
    Purchase of intangible assets                                                  -               (157,576)               (364,196)
                                                                 --------------------  ---------------------     -------------------

Net cash used in investing activities                                        (13,945)              (357,459)               (889,620)
                                                                 --------------------  ---------------------     -------------------
Cash flows from financing activities:
Proceeds from issuance of convertible notes payable                        1,321,590              1,143,500               3,755,690
Proceeds from return of common stock                                               -                  2,310                   9,055
Debt issue costs                                                                   -                      -                  (5,270)
                                                                 --------------------  ---------------------     -------------------

Net cash provided by financing activities                                  1,321,590              1,145,810               3,759,475
                                                                 --------------------  ---------------------     -------------------

Effect of exchange rate changes on cash                                         (678)                     -                    (678)
                                                                 --------------------  ---------------------     -------------------

Net  increase (decrease) in cash                                             223,416                (61,417)                371,305
Cash, beginning of period                                                    147,889                182,401                       -
                                                                 --------------------  ---------------------     -------------------


Cash, end of period                                                $         371,305   $            120,984  $              371,305
                                                                 ====================  =====================     ===================

Supplemental disclosure of non-cash investing and financing activities:

      Convertible notes converted to common stock                  $         397,560    $                 -  $              495,313
                                                                 ====================  =====================     ===================

      Receivable from issuance of common stock                     $               -    $                50  $                5,720
                                                                 ====================  =====================     ===================


                            See notes to unaudited consolidated financial statement.

                        CHINA WI-MAX COMMUNICATIONS, INC.
                        (A Development Stage Enterprise)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
                                   (Unaudited)

  1.  Organization, basis of presentation, going concern and management's plans:

   Organization and basis of presentation:

   China Wi-Max Communications, Inc. (the "Company") is a development stage telecommunications broadband provider. The Company is a Nevada corporation formed in July 2006, and is focused on providing commercial customers with high bandwidth connections throughout first and second tier markets in China. For accounting purposes, the Company is classified as a development stage enterprise.

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

   In September 2008, the Company effectuated the formation and control of two wholly-owned subsidiaries in China: Beijing Yuan Shan Da Chuan Business Development Ltd. ("Da Chuan") and Beijing Yuan Shan Shi Dai Technology Ltd. ("Shi Dai"). Da Chuan has contractual agreements with two local Chinese companies to use licenses to deliver "Value Added Telecommunications Services" (Note 4). Shi Dai owns optical fiber assets located in Beijing and Hangzhou; Shi Dai's purchases of optical fiber assets were made at the direction of and with funding from China Wi-Max prior to consolidation. The Company began initial operation of its network in Beijing in 2008, but has not generated any revenue to date. The Company's financial statements as of September 30, 2009, and for the period from September 24, 2008, the date at which the Company gained 100% ownership of Da Chuan and Shi Dai, through September 30 2009, include the accounts of Da Chuan and Shi Dai. Intercompany balances and transactions have been eliminated in consolidation.

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

   Income and expense items are translated at weighted-average rates of exchange prevailing during the period, and equity is translated at historical exchange rates. Any resulting translation adjustments are charged or credited to other comprehensive income in shareholders' deficit. Gains and losses on foreign currency transactions are included in other income and expense.

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

         In the opinion of the management of the Company, the accompanying unaudited financial statements include all material adjustments, including all normal and recurring adjustments, considered necessary to present fairly the financial position and operating results of the Company for the periods presented. The financial statements and notes are presented as permitted by Form 10-Q, and do not contain certain information included in the Company's Annual Report on Form 10-K for the year ended December 31, 2008. Amounts as of December 31, 2008 are derived from the audited consolidated financial statements. It is the Company's opinion that when the interim financial statements are read in conjunction with the December 31, 2008 Annual Report on Form 10-K, the disclosures are adequate to make the information presented not misleading. Interim results are not necessarily indicative of results for a full year or any future period.

   Going concern and management's plans:

   The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company reported a net loss of approximately $2,134,000 for the nine months ended September 30, 2009 ($546,000 for the three months ended September 30, 2009), and a working capital deficiency and shareholders' deficit of approximately $2,660,000, and $2,604,000, respectively, at September 30, 2009. The Company has a limited operating history and no revenue producing operations. In addition, the Company does not have a revolving loan agreement with any financial institution, nor can the Company provide any assurance it will be able to enter into any such agreement in the future, or be able to raise funds through a future issuance of debt or equity. These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

   The Company's continuance as a going concern is dependent on its future profitability and on the on-going support of its shareholders and creditors. In order to mitigate the going concern issues, the Company is continuing to raise capital through its bridge loan financing, which consists of 10% convertible notes maturing on December 31, 2009 (Note 5). The Company raised approximately $1,430,000 through December 31, 2008, approximately $1,321,000 during the nine months ended September 30, 2009, and has raised an additional $175,000 subsequent to September 30, 2009.

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

   Reclassifications and immaterial correction:

     Certain amounts reported in the prior period financial statements have been reclassified to conform with the 2009 presentation.

      These interim consolidated financial statements also reflect an immaterial correction to revenue, previously reported in the statements of operations for the periods ended September 30, 2008. Revenue of $15,195 had been recognized during the quarter ended September 30, 2008, but was subsequently credited (reduced to $0) in the fourth quarter of 2008, resulting in an increase in previously reported net loss of $15,195 in each of the periods ended September 30, 2008. There was no change to basic and diluted net loss per share for the 2008 periods.

   Impairment of long-lived assets:

   Management assesses the carrying values of long-lived assets for impairment when circumstances indicate that such amounts may not be recoverable from future operations. Generally, assets to be held and used are considered impaired if the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. Management does not believe any impairment has occurred as of September 30, 2009. The accounting estimates for the Company's long-lived assets require management to make significant assumptions about fair value. Management's assumptions regarding fair value require significant judgments about economic factors, industry factors and technology considerations, as well as about the Company's business prospects. Changes in these judgments may have a significant effect on the estimated fair values of the Company's long-lived assets and could result in an impairment charge that could have a material adverse effect on the Company's results of operations.

   Convertible securities:

     The Company, where applicable, records a beneficial conversion feature on convertible securities which is amortized as an additional discount on debt and is recorded as an expense.

   Fair value of measurements:

   Accounting standards define fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities required or permitted to be recorded at fair value, the Company considers the principal or most advantageous market in which the Company would transact, and considers assumptions that market participants would use when pricing the asset or liability, such as inherent risk, transfer restrictions, and risk of non performance.

Accounting standards have established a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. A financial instrument's categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. Accounting standards have established three levels of inputs that may be used to measure fair value:

         Level 1 - Quoted prices in active markets for identical assets or liabilities.

         Level 2 - Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities, quoted prices in markets with insufficient volume or infrequent transactions (less active markets), or model-derived valuations in which all significant inputs are observable or can be derived principally from or corroborated by observable market data for substantially the full term of the assets or liabilities.

         Level 3 - Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (supported by little or no market activity).

At September 30, 2009, the Company has no financial assets or liabilities subject to recurring fair value measurements.

The Company's financial instruments include cash, accounts payable, and convertible notes payable. Management estimates that the carrying amounts of these financial instruments approximate their fair values due to their short-term nature.

   Revenue recognition:

   As of September 30, 2009, the Company has no revenue-producing operations. At such time revenue generating operations begin, the Company will recognize revenue pursuant to Securities and Exchange Commission, Staff Accounting Bulletin ("SAB") No. 101, Revenue Recognition in Financial Statements, as amended by SAB No. 104, Revenue Recognition. Consistent with the requirements of these SABs, revenue will be recognized only when:

         a) persuasive evidence of arrangement exists,
         b) delivery has occurred,
         c) the seller's price to the buyer is fixed, and
         d) collectability is reasonably assured.

   Loss per share:

   Basic loss per share of common stock is computed based on the weighted average number of common shares outstanding during the period. Stock options and common shares issuable upon the conversion of debt securities (13,497,929 at September 30, 2009 and 8,323,600 at September 30, 2008) are not considered in the calculation, as the effect would be antidilutive. Therefore, diluted loss per share is equivalent to basic loss per share.

   Recently Issued and Adopted Accounting Pronouncements:

In June 2009, the Financial Accounting Standards Board ("FASB") approved the FASB Accounting Standards Codification (the "Codification") as the single source of authoritative non-governmental generally accepted accounting principles
(GAAP). All existing accounting standard documents, such as FASB, American Institute of Certified Public Accountants, Emerging Issues Task Force and other related literature, excluding guidance from the Securities and Exchange
Commission ("SEC"), have been superseded by the Codification. All other non-grandfathered, non-SEC accounting literature not included in the Codification has become nonauthoritative. The Codification did not change GAAP, but instead introduced a new structure that combines all authoritative standards into a comprehensive, topically organized online database. The Codification is effective for interim or annual periods ending after September 15, 2009, and impacts the Company's financial statements, as all future references to authoritative accounting literature will be referenced in accordance with the Codification. As a result of the Company's implementation of the Codification during the quarter ended September 30, 2009, previous references to new accounting standards and literature are no longer applicable.

On January 1, 2009, the Company adopted new guidance issued by the FASB related to the accounting for business combinations and related disclosures. This new guidance addresses the recognition and accounting for identifiable assets acquired, liabilities assumed, and noncontrolling interests in business combinations. The guidance also establishes expanded disclosure requirements for business combinations. The guidance was effective for the Company on January 1, 2009, and the Company will apply this new guidance prospectively to all business combinations subsequent to January 1, 2009.

On January 1, 2009, the Company adopted new guidance issued by the FASB related to the accounting for noncontrolling interests in consolidated financial statements. This guidance establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This guidance requires that noncontrolling interests in subsidiaries be reported in the equity section of the controlling company's balance sheet. It also changes the manner in which the net income of the subsidiary is reported and disclosed in the controlling company's income statement. The adoption of this guidance had no impact on the Company's financial statements.

In April 2009, the FASB issued new accounting guidance related to interim disclosures about the fair values of financial instruments. This guidance requires disclosures about the fair value of financial instruments whenever a public company issues financial information for interim reporting periods. This guidance is effective for interim reporting periods ending after June 15, 2009. The Company adopted this guidance upon its issuance, and it had no material impact on the Company's financial statements.

In June 2009, the FASB issued new accounting guidance related to the accounting and disclosures of subsequent events. This guidance incorporates the subsequent events guidance contained in the auditing standards literature into authoritative accounting literature. It also requires entities to disclose the date through which they have evaluated subsequent events and whether the date corresponds with the release of their financial statements. This guidance is effective for all interim and annual periods ending after June 15, 2009. The Company adopted this guidance upon its issuance and it had no material impact on the Company's financial statements.

3.  Property and equipment:

   As of September 30, 2009 and December 31, 2008, property and equipment consists of the following:

                                         September 30, 2009  December 31, 2008
                                         ------------------  -----------------

    Fiber optic cable                             $507,846         $506,616
    Network equipment                               44,736           30,716
                                                -----------      -----------
                                                   552,582          537,332
    Less accumulated depreciation                  (26,875)          (6,323)
                                                -----------      -----------
                                                  $525,707         $531,009
                                                ===========      ===========


4.  Intangible and other assets:

     As of September 30, 2009 and December 31, 2008, intangible and other assets consist of the following:

                                 September 30, 2009     December 31, 2008
                                 ------------------     -----------------
     Contractual license rights       $326,056              $ 326,056
     Less accumulated amortization     (16,303)                     -
                                      ---------             ---------
                                       309,753               326,056
     Deposits and other assets          11,447                38,139
                                     ----------             ---------
                                      $321,200             $ 364,195
                                     =========              =========

   The Company's intangible assets, contractual license rights, represent the Company's rights to certain frequency licenses held by Gao Da Yang Guang Communication Technology Ltd. ("Gao Da"). The Company entered into this contract with Gao Da in September 2008. Previous to the contract date, the Company had recorded deposits, which represented cash paid to Gao Da for the purpose of acquiring frequency licenses.

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

   Recoverability of the contractual license rights is dependent upon the recoverability of the underlying licenses of Gao Da. The underlying value of the frequency licenses held by Gao Da is dependent on numerous factors, including successful deployment of networks and connectivity, and/or radio links. The Company considers the underlying licenses to have an indefinite useful life. These licenses are typically renewed if the licensee files a renewal application prior to license expiration wherein the licensee demonstrates its engagement in supplying services or related activities to satisfy the appropriate criteria for renewal. If at any time the Company determines that these criteria will most likely not be met, or if there is a change in management's future business plans or disposition of one or more licenses underlying the contractual license rights, the Company will first test the contractual license rights for impairment, and then the Company will modify the life of the contractual license rights and begin amortizing the cost over the remaining underlying license period. The Company also tests its contractual license rights for impairment if there are any legal, regulatory, contractual, competitive, and economic or other factors that are determined to limit the useful lives of the licenses.

5.  Convertible notes payable:

   In 2007, the Company issued $914,000 of 12% convertible notes payable; an additional $90,300 of 12% convertible notes was issued in January 2008. These notes are unsecured, and their maturity date was December 31, 2008. Principal and interest are convertible at any time into shares of the Company's common stock at $0.25 per share, at the option of the note holders. During 2008, notes for $84,000 and related accrued interest of $13,753 were converted into 391,002 shares of common stock. During the nine months ended September 30, 2009, notes of $337,900 and related accrued interest of $65,211 were converted into 1,612,443 shares of common stock. As of September 30, 2009, all remaining note holders had extended the maturity date to December 31, 2009.

   In 2008, the Company issued $1,429,800 of 10% convertible notes payable. As of September 30, 2009, the Company had issued $2,751,390 of 10% convertible notes payable, of which $1,913,267 mature within one year from September 30, 2009, and $778,045 mature at December 31, 2010. During the nine months ended September 30, 2009, $1,321,590 of the notes were issued. Additionally, $60,000 of these notes and related interest of $8,279 were converted into 136,559 shares of common stock. These notes bear interest at 10% per annum and are unsecured. Principal and interest are convertible at any time into shares of the Company's common stock at $0.50 per share, at the option of the note holders.

6.  Income taxes:

   Based on statutory rates, the Company's expected income tax benefit was approximately $747,000 and $391,000 for the nine months ended September 30, 2009 and 2008, respectively. The expected income tax benefit differs from the actual benefit of $0 each period, due primarily to the valuation allowance.

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

7.  Shareholders' deficit:

   Stock option plan:

   Effective January 1, 2008, the Company established a Stock Option Award and Compensation Plan (the "Plan") covering up to 4,000,000 shares of the Company's common stock. As part of the shareholders' approval of the Plan, the Plan was renamed the 2009 Stock Award and Compensation Plan (the "2009 Plan"). Any employee, consultant or Director of the Company, any parent or any subsidiary is eligible to participate. On May 15, 2009, the Board of Directors increased the number of authorized shares to 5,000,000. The exercise prices of the options granted are determined by the Plan committee, whose members are appointed by the Board of Directors, and the exercise prices are generally to be established at the estimated fair value of the Company's common stock at the date of grant. Options granted to date have terms that do not exceed five years. There were 1,700,000 vested options as of September 30, 2009. The compensation committee may award incentive stock options and nonqualified stock options under the 2009 Plan. Only employees may receive incentive stock options. The compensation committee also determines the exercise price of each option. However, the exercise price of an incentive stock option may not be less than 100% of the fair market value of the underlying shares on the date of grant. The exercise price of any option may not be less than the par value of the underlying share(s). In October 2009, the Company filed an Information Statement on
Schedule 14C, which included a proposal for the approval of the 2009 Plan by a majority of the Company's shareholders (approved by a majority of the Company's shareholders on October 28, 2009). The 2009 Plan is to be effective on November 23, 2009.

   The compensation committee determines the term of each option, but no term may exceed 10 years from the date of grant. The compensation committee also determines at what time or times each option may be exercised and any conditions that must be met before an option may be exercised. Options may be made exercisable in installments, and the exercisability of options may be accelerated by the compensation committee. As of September 30, 2009, the Company's Board of Directors was serving as the compensation committee.

   In the nine month periods ended September 30, 2009 and 2008, the Company recorded total stock-based compensation of $192,265 and $87,575 for options that vested during the periods, which is included in general and administrative expense. As of September 30, 2009, the Company has 3,150,000 unvested stock option. Of those unvested stock options, 2,450,000 have vesting terms contingent upon future events. As of September 30, 2009, the estimated fair value of the remaining 700,000 unvested stock options was approximately $116,600, which is expected to be recognized over a weighted average period of approximately two years.

   The Company uses the Black-Scholes option pricing model to determine the weighted average grant date fair value of options. The weighted average fair value of options granted during 2008 was $0.13 per share. There were 3,175,000 options granted in the period ended September 30, 2009 that have a weighted average fair value of $0.37 per share. 625,000 of the options granted in the period ended September 30, 2009 had vested as of September 30, 2009. The assumptions utilized to determine the fair value of options granted during the periods ended through September 30, 2009 and 2008 are provided in the following table:

                                               2009                     2008
                                         -----------------        --------------
         Risk free interest rates          1.34% - 2.75%           1.61% - 2.89%
        Expected volatility                 135% - 145%              80% - 89%
        Expected term in years                2  - 3                  2  -  3
        Expected dividend yield                 -                        -

     The following table sets forth the activity in the Company's Plan since January 1, 2009:

                                                        Weighted
                                                        Average
                                      Number of         Exercise                      Average
                                       Options           Price        Exercisable    Fair Value
                                   --------------- --------------- ---------------- ------------

    Outstanding, January 1, 2009       2,200,000        $0.25            637,500       $0.13
    Granted/vested during period       3,175,000        $0.37          1,062,500       $0.18
    Forfeited                           (525,000)       $0.25                  -       $0.13
                                   -------------- --------------- ---------------- ------------
    Outstanding, September 30, 2009    4,850,000        $0.35          1,700,000       $0.16
                                   =============== =============== ================ ============

     The intrinsic value of options granted during the nine months ended September 30, 2009 was approximately $451,250.

   Common stock issued for services:

   During the nine month period ended September 30, 2009, the Company issued 1,860,000 shares of common stock to various parties as employment bonuses and payments for services performed for the Company, valued at $465,000($0.25 per share). During the nine month period ended September 30, 2008, the Company issued 634,000 shares of common stock to various third parties who performed services for the Company. These shares were valued at $158,500 ($0.25 per share).

8.  Commitments:

   Contract with Gao Da:

   In September 2008, the Company, through Da Chuan, entered into a 20-year contract with Gao Da, in which the Company is entitled to utilize Gao Da's licenses and contracts that relate to the Company's deployment of optical fiber and wireless assets for the Company's benefit, as defined. As consideration for the service agreement, the Company is to pay or reimburse Gao Da for any licensing fees for base stations or license renewal expenses, and the Company is to pay a quarterly fee to Gao Da equal to one percent of net revenue generated from the use of Gao Da's contracts and licenses in the Company's business operations, as defined. No fees were incurred through September 30, 2009 under the contract.

   Employment Agreement

   In April 2009, the Company entered into a one-year employment agreement with an individual to serve as Chief Financial Officer of the Company. The full time base salary is established at approximately $6,500 per month, beginning May 1, 2009. The Agreement also provides a signing bonus of 50,000 options, included in the table above, to purchase common shares at $.25 per share over three years.

   On April 16, 2009, the Company entered into a separation agreement with the former President and Chief Financial Officer. The agreement provided for the payment of previously deferred and other compensation of approximately $98,000 over the next ten months and vesting of 200,000 previously unvested stock options.

Consulting Agreements:

In June 2009, the Company entered into a one-year consulting agreement with two third parties, in which these parties agreed to provide the Company with investor relations' services and access to financing sources. The Company is to pay a fee of 5% of the amount of any financing transaction which they bring to the Company, up to a maximum of $5 million. The Company also issued to these parties, three-year options to purchase up to 1,000,000 shares of the Company's common stock at $0.50 per share, of which options to purchase 450,000 shares were fully-vested and non-forfeitable at the date of grant. These options were valued (using the Black Scholes option pricing model) at approximately $97,000, which has been recorded as general and administrative expense and are included in the table above. The remaining options to purchase up to 550,000 shares vest upon completion of specific performance objectives.

In June 2009, the Company entered into a one-year agreement with a third party, in which this party agreed to provide investor communications consulting services. The Company is to reimburse this consultant for any expenses incurred in connection with services provided and also granted fully-vested, non forfeitable options to purchase up to 100,000 shares of the Company's common stock at $0.50 per share. The term of the options are five years and were valued (using the Black Scholes option pricing model) at approximately $22,000, which has been recorded as general and administrative expense and are included in the table above.

On July 1, 2009, the Company entered into a one-year agreement with a third party, in which this party agreed to provide IT (Information Technology) related assistance to the Company. The Company is to reimburse this consultant for out of pocket expenses and up to $800 per day in fees. The Company also granted this consultant fully-vested, nonforfeitable options to purchase 25,000 shares of the Company's common stock at $0.50 per share. The term of the options are five years and were valued (using the Black Scholes option pricing model) at approximately $5,000, which has been recorded as general and administrative expense and are included in the table above.

For options issued under the agreements described above, the variables used in the Black Scholes option pricing models were as follows:

                  Risk free interest rate   1.34 %- 2.75%
                  Term                      3 and 5 years
                  Volatility                135% - 145%
                  Dividend yield            0%


9.  Subsequent events:


The Company evaluated events through November 13, 2009 for consideration as a subsequent event to be included in its September 30, 2009 financial statements issued November 13, 2009.

On October 1, 2009, the Company entered into a one year employment agreement with an individual to serve as Chief Engineer, China for the Company. The full-time base salary is established at approximately $5,000 per month, beginning October 1, 2009. The Agreement also provides a signing bonus of 50,000 options to purchase common shares at $.65 per share and an option to purchase 50,000 shares on the anniversary of the effective date of the agreement for three years (covering 150,000 shares in total).

The shareholders, on October 28, 2009, approved the Amendment of the Articles of Incorporation to increase the authorized capital from 50,000,000 to 100,000,000 common shares. The shareholders also approved the Adoption of the 2009 China Wi-Max Stock Option Award and Compensation plan for 5,000,000 shares on October 28, 2009.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our unaudited financial statements and notes thereto included herein. In connection therewith, and because we desire to take advantage of, the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, we caution readers regarding certain forward looking statements in the following discussion and elsewhere in this report and in any other statement made by, or on our behalf, whether or not in future filings with the Securities and Exchange Commission. Forward-looking statements are statements not based on historical information and which relate to future operations, strategies, financial results or other developments.

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

The independent registered public accounting firm's report on the Company's consolidated financial statements as of December 31, 2008, and for each of the periods then ended includes a "going concern" explanatory paragraph, that describes substantial doubt about the Company's ability to continue as a going concern.

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

Service to customers is to be provided through direct connections to the optical fiber or transmissions over licensed radio spectrum provided through China Wi-Max's Chinese operating subsidiaries. Currently, the Company's operating subsidiaries are offering customers high speed broadband Internet access in a pilot program. Services contemplated to be offered in the future include Voice-over Internet Protocol, or VoIP, bandwidth on demand, bandwidth redundancy, virtual private networks, or VPNs, disaster recovery, bundled data, and video services.

During the nine months ended September 30, 2009, the Company continued to put in place the structure and resources necessary to provide the services contemplated in its business plan. The Company put into place the corporate structure of subsidiaries, licenses and contract relationships necessary to provide services in China. The filings with the Financial Industry Regulatory Authority (FINRA) were successfully completed and the Company began trading on the NASDAQ Over-The-Counter Bulletin Board on September 4, 2009, under the trading symbol "CHWM."

The Company plans to begin delivering revenue generating services on a commercial basis in Beijing in the next twelve months. Our subsidiaries are currently recruiting sales and engineering staff to support these efforts. Adding customers will require additional capital to acquire access to new buildings, purchase and install equipment, etc. The Company is also pursuing opportunities to utilize its access to wireless spectrum licenses to provide last mile bridging services for potential customers.

China Wi-Max closed a private offering of unsecured convertible notes in early January 2008 and raised $1,000,000. The Notes bear interest at 12% per annum, convertible at the note holder's option into Common Stock of China Wi-Max at a conversion price of $.25 per share, and notes not converted to stock have been extended to December 31, 2009. The Company continues a private offering of unsecured convertible Notes that bear interest at 10% per annum, convertible at the note holder's option into Common Stock of China Wi-Max at a conversion price of $.50 per share and have due dates varying from December 31, 2009 through December 31, 2010. During the nine months ended September 30, 2009, we raised $1,321,590.

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

RESULTS OF OPERATIONS

Results of Operations for the Three Months Ended September 30, 2009 Compared to the Three Months Ended September 30, 2008

During the three months ended September 30, 2009 and 2008, China Wi-Max did not recognize any revenues.

During the three months ended September 30, 2009, China Wi-Max incurred general and administrative expenses of $467,000 compared to $309,000 for the three months ended September 30, 2008. The $158,000 increase was a result of an increase in the Company's operational activities compared to the prior period. As a result of the staff increases, there was an increase of approximately $21,000 in salary and wages, expenses for operations in China increased by $3,000, consulting and professional fees increased by $85,000, insurance costs increased by $4,000, travel and other items increased by $13,000 over the prior period ended September 30, 2008.

During the three months ended September 30, 2009, China Wi-Max recognized a net loss of $546,000 compared to a net loss of $358,000 during the three months ended September 30, 2008. The $188,000 increase in net loss was primarily a result of the $158,000 increase in general and administrative expenses, discussed above combined with the $30,000 increase in interest expense as a result of the issuance of convertible promissory notes discussed below.

China Wi-Max's basic loss per share was $0.04 during the three months ended September 30, 2009 versus a net loss of $0.03 per share during the three months ended September 30, 2008.

Results of Operations for the Nine Months Ended September 30, 2009 Compared to the Nine Months Ended September 30, 2008

During the nine months ended September 30, 2009 and 2008, China Wi-Max did not recognize any revenues.

During the nine months ended September 30, 2009, China Wi-Max incurred general and administrative expenses of $1,921,000 compared to $1,038,000 for the nine months ended September 30, 2008. The $883,000 increase was a result of an increase in the Company's operational activities compared to the prior period. During the nine months ended September 30, 2009, the Company continued to increase its staff and outside consultants, as it began implementation of its business plan. As a result of the staff increases, there was an increase of approximately $391,000 in salary and wages, expenses for operations in China increased by $51,000, consulting and professional fees increased by $287,000, insurance costs increased by $18,000, amortization costs increased by $12,000 and travel and other items increased by $20,000 over the prior period ended September 30, 2008.

During the nine months ended September 30, 2009, China Wi-Max recognized a net loss of $2,134,000 compared to a net loss of $1,167,000 during the nine months ended September 30, 2008. The $967,000 increase in net loss was primarily a result of the $883,000 increase in general and administrative expenses, discussed above, combined with the $84,000 increase in interest expense as a result of the issuance of convertible promissory notes discussed below.

China Wi-Max's basic loss per share was $0.17 during the nine months ended September 30, 2009 versus a net loss of $0.11 per share during the nine months ended September 30, 2008.


LIQUIDITY

Historically, cash flow from operations has not been sufficient to sustain China Wi-Max's operations without additional sources of capital. At September 30, 2009, the Company had total current assets of $425,000, consisting of cash of $371,000 and prepaid expenses of $54,000. At September 30, 2009, the Company had total current liabilities of $3,085,000. Total current liabilities consisted of accounts payable of $267,000, accrued interest of $322,000 and convertible notes payable of $2,496,000. At September 30, 2009, the Company had a working capital deficit of $2,660,000.

During the nine months ended September 30, 2009, China Wi-Max used $1,084,000 in its operating activities. The net loss of $2,134,000 was adjusted for $465,000 of services paid for by the issuance of common stock, $73,000 in accrued interest converted into common stock, $192,000 in non-cash stock option expense and $36,000 in depreciation and amortization expenses. During the nine months ended September 30, 2009, there was a $30,000, increase in prepaid expenses, a $147,000 increase in accounts payable, a $140,000 increase in accrued interest and a $27,000 decrease in other assets.

During the nine months ended September 30, 2008, China Wi-Max used $850,000 in its operating activities. A net loss of $1,167,00 was adjusted for $158,000 of services paid for by the issuance of common stock, $88,000 in non-cash stock option expense and $2,000 in amortization expense. During the nine months ended September 30, 2008, there was a $10,000 increase in prepaid expenses, a $43,000 decrease in accounts payable and a $128,000 increase in accrued interest.

During the nine months ended September 30, 2009, China Wi-Max used $14,000 in its investing activities, primarily for the purchase of property and equipment. During the nine months ended September 30, 2008, China Wi-Max used $357,000 in its investing activities for access to wireless licenses and optical fiber payments in China.

During the nine months ended September 30, 2009, China Wi-Max received $1,322,000 from its financing activities. During the nine months ended September 30, 2008, China Wi-Max received $1,146,000 from its financing activities.

In June 2007, the Board of Directors authorized the sale of up to $1 million of unsecured convertible promissory notes. Principal and interest are convertible at any time into shares of China Wi-Max's common stock at $0.25 per share, at the option of the note holders. As of January 2008, the Company oversubscribed the offering and issued $1,004,300 of notes payable, which mature on December 31, 2008 and bear interest at 12% per annum. Notes not yet converted have been extended to December 31, 2009. In April 2008, the Board of Directors authorized the sale of an additional $1 million of unsecured convertible promissory notes, bearing interest at 10% per annum, and are unsecured. The Board of Directors subsequently increased the offering to $2 million. Principal and interest are convertible at any time into shares of China Wi-Max's common stock at $0.50 per share, at the option of the note holders. During the nine months ended September 30, 2009, China Wi-Max issued an additional $1,322,000 in unsecured convertible promissory notes, which mature on varying dates in December 31, 2009 through December 31, 2010, bearing interest at 10% per annum. Principal and interest are convertible at any time into shares of China Wi-Max's common stock at $0.50 per share, at the option of the note holders. China Wi-Max has not paid nor is any principal or interest currently due on these notes. As of September 30, 2009, there is $2,608,000 in outstanding convertible notes payable and accrued interest of $263,000. Approximately $2,150,000 of notes and related accrued interest is due at December 31, 2009. The Company will encourage these noteholders to convert their convertible notes and accrued interest to common stock. China Wi-Max is not in default with regard to these notes.

During the nine months ended September 30, 2009, China Wi-Max issued 1,860,000 shares of its common stock to individuals as employment signing bonuses and payments for services performed for China Wi-Max, valued at $465,000. During the nine months ended September 30, 2008, China Wi-Max issued 634,000 shares of its common stock to individuals as employment signing bonuses and payments for services performed for China Wi-Max, valued at $158,000.

During the nine months ended September 30, 2009, China Wi-Max issued stock options exercisable for 3,175,000 shares of its common stock, with exercise prices ranging from $0.25 to $0.50 per share and a term of 3 to 5 years. The options have variable vesting rates. During the nine months ended September 30, 2009, options exercisable for 1,063,000 shares were vested. These options were valued using the Black-Scholes model, and the Company has recorded $192,000 of stock based compensation expense during the nine months ended September 30, 2009.

During the nine months ended September 30, 2008, China Wi-Max issued stock options exercisable for 2,600,000 shares of its common stock, with an exercise price of $0.25 to $0.5 per share and a term of 3 to 5 years. The options have variable vesting rates. During the nine months ended September 30, 2008, options exercisable for 581,250 shares were vested. These options were valued using the Black-Scholes model, and the Company has recorded $87,575 of stock based compensation expense during the nine months ended September 30, 2008.

To the extent China Wi-Max's operations are not sufficient to fund its capital requirements, China Wi-Max may enter into a revolving loan agreement with financial institutions or attempt to raise capital through the sale of additional capital stock or through the issuance of debt. At the present time China Wi-Max does not have a revolving loan agreement with any financial institution nor can it provide any assurance that it will be able to enter into any such agreement in the future or be able to raise funds through the further issuance of debt or equity.

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

Need for Additional Financing

China Wi-Max's business plan requires funding to develop and expand a new capital intensive business. China Wi-Max has been addressing funding needs for the next twelve months estimated at $10 to $15 million dollars to carry out the business plan. To continue to expand and grow the business beyond twelve months will require significant additional capital, and China Wi-Max expects to be continually raising funds for at least the next twenty-four months to thirty-six months. Although management believes there is tremendous upside potential, failure to raise sufficient additional capital could result in reduced growth, or in the worst case, failure of the business. These ongoing capital needs are reflected in the Company's independent registered public accounting firm's going concern emphasis paragraph, included in the audit report for the year ended December 31, 2008.

No commitments to provide additional funds have been made by our management or other shareholders. Accordingly, there can be no assurance that any additional funds will be available to us to allow it to cover our expenses as they may be incurred.

ITEM 3. QUANTATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable

ITEM 4. CONTROLS AND PROCEDURES

Disclosures Controls and Procedures

We have adopted and maintain disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) that are designed to ensure that information required to be disclosed in our reports under the Exchange Act, is recorded, processed, summarized and reported within the time periods required under the SEC's rules and forms and that the information is gathered and communicated to our management, including our Chief Executive Officer (Principal Executive Officer and Chief Financial Officer (Principal Financial Officer), as appropriate, to allow for timely decisions regarding required disclosure.

As required by SEC Rule 15d-15(b), we carried out an evaluation under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 15d-14 as of the end of the period covered by this report. Based on the foregoing evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are not effective in timely alerting them to material information required to be included in our periodic SEC filings and to ensure that information required to be disclosed in our periodic SEC filings is accumulated and communicated to our management, including our Chief Executive Officer/Chief Financial Officer, to allow timely decisions regarding required disclosure.

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

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        NONE

ITEM 1A.  RISK FACTORS

        NOT APPLICABLE TO SMALLER REPORTING COMPANIES.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company made the following unregistered sales of its securities from July 1, 2009 through September 30, 2009.


                     TITLE OF
  DATE OF SALE      SECURITIES     NO. OF SHARES        CONSIDERATION      CLASS OF PURCHASER
----------------- -------------- ----------------- ----------------------- -------------------

                                                    Conversion of $63,418  Business Associates
                                                       in Convertible
     9/30/09       Common stock       139,347         Promissory Notes


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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On September 30, 2009, the Company held its Annual Meeting of the Shareholders at offices of the Company's General Counsel, vonBriesen, 411 East Wisconsin Avenue, Suite 700, Milwaukee, Wisconsin 53202 at 10:00 a.m. At such meeting the shareholders of the Company approved the following:

     1. Messers. Steven T. Berman, Dr. Allan Rabinoff, George "Buck" Krieger, and Ms. Sharon Xiong were appointed as directors of the Company.

     2. GHP Horwath, P.C. was approved as the Company's independent registered public accounting firm.

On October 28, 2009, the Company filed a Schedule 14C Information Statement with the Securities and Exchange Commission.

The holders of a majority of the outstanding shares of Common Stock the "Majority Common Shareholders", which comprise ownership of 7,272,685 shares, or 50.53% of common stock out of a total of 14,394,004 total shares issued and outstanding as of the record date of October 6, 2009) approved the adoption of the following resolutions by written consent in lieu of a meeting pursuant to the Nevada Revised Statutes, to be effective on or before November 23, 2009.

         1. To increase the Company's authorized shares to one hundred million shares of common stock and to approve the Certificate of Amendment of the Articles of Incorporation to increase the authorized capital from 50,000,000 to 100,000,000 common shares.

         2. Adoption of the 2009 China Wi-Max Communications, Inc. Stock Option Award and Compensation Plan.


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





                                  CHINA WI-MAX COMMUNICATIONS, INC.
                                             (Registrant)



Dated: November 13, 2009          By: /s/ Steven Berman
                                      -------------------------
                                      Steven Berman
                                      Chief Executive Officer


Dated: November 13, 2009          By: /s/ Frank Ventura
                                      -------------------------
                                      Frank Ventura,
                                      Chief Financial Officer