Form 10-K
period 2009-12-31
China Wi-Max Communications, Inc.
filed 2010-04-15
CIK 1434667

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

Commission file number: 000-53268

CHINA WI-MAX COMMUNICATIONS, INC.

(Exact name of registrant as specified in its charter)

Nevada		61-1504884
State or other jurisdiction of incorporation or organization		I.R.S. Employer Identification No.

1905 Sherman Street, Suite 335, Denver, Colorado 80203
(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code: 303-993-8028

Securities registered pursuant to Section 12(b) of the Act:
Title of each class registered		Name of each exchange on which registered
Not Applicable		Not Applicable

Securities registered pursuant to Section 12(g) of the Act:
Common Stock (Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
                                                                                                           Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One).

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company	☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

The aggregate market value of voting stock held by non-affiliates of the registrant was $0 as of June 30, 2009, as the Company's Stock was not publicly trading on that date.

There were 16,194,004 shares outstanding of the registrant’s Common Stock as of April 12, 2010.

FORWARD LOOKING STATEMENTS

This document includes forward-looking statements, including, without limitation, statements relating to China Wi-Max’s plans, strategies, objectives, expectations, intentions and adequacy of resources.  These forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause China Wi-Max’s actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements.  These factors include, among others, the following: ability of China Wi-Max to implement its business strategy; ability to obtain additional financing; China Wi-Max’s limited operating history; unknown liabilities associated with future acquisitions; ability to manage growth; significant competition; ability to attract and retain talented employees; and future government regulations; and other factors described in this registration statement or in other of China Wi-Max filings with the Securities and Exchange Commission.  China Wi-Max is under no obligation, to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I

ITEM 1.  BUSINESS

China Wi-Max Communications, Inc.

China Wi-Max Communications, Inc. (“China Wi-Max” or “the Company”), incorporated in the state of Nevada on July 5, 2006, is a development-stage Company focused on providing commercial customers, specifically in first and second tier markets in China with high-bandwidth broadband connections through wholly owned Chinese subsidiary companies. China Wi-Max, through its wholly owned Chinese subsidiaries and those contracts the subsidiaries have executed, is building and operating metropolitan area Internet Protocol (IP) based broadband networks in China.  China Wi-Max is using owned (through wholly owned subsidiaries) equipment and optical fiber and licensed Wi-Max capable wireless spectrum (through contracts its subsidiaries have executed with local Chinese companies).  Although China Wi-Max operates through wholly owned Chinese subsidiaries, it has direct and full control over these wholly owned subsidiaries operations, subject to the laws and regulations of China.

Broadband networks established, owned and operated by China Wi-Max’s wholly owned Chinese subsidiaries are designed to provide the reliability, redundancy, scalability, and other features expected of a carrier class network.  China Wi-Max believes these networks can bypass the local loop facilities of the local exchange carrier to connect enterprise customers directly to the global communications network.  At this time, China Wi-Max has one part- time and four full-time employees in the United States, augmented by a number of contract personnel and professional services organizations.

We are subject to the reporting requirements under the Securities and Exchange Act of 1934, Section 13a.  We are registered under Section 12(g) of the Securities Exchange Act of 1934.    As a result, shareholders will have access to the information required to be reported by publicly held companies under the Exchange Act and the regulations thereunder. We intend to provide our shareholders with quarterly unaudited reports and annual reports containing financial information prepared in accordance with U.S. generally accepted accounting principles and audited by an independent registered public accounting firm which will be accessible at the SEC website (www.sec.gov) or they can be requested by sending correspondence to 1905 Sherman Street, Suite 335, Denver, Colorado 80203.

China Wi-Max maintains a website at www.chinawi-max.com, which is not incorporated in and is not a part of this report.

China Wi-Max Strategy

China Wi-Max has created a carrier class fiber optic and wireless telecommunications network by combining licenses and assets owned or held by its wholly-owned Chinese subsidiaries and contract relationships within China arranged by its wholly-owned Chinese subsidiaries with other Chinese companies.  The Company currently has two wholly-owned (100%) subsidiaries in China – 1) Beijing Yuan Shan Da Chuan Business Development Ltd. (hereafter Da Chuan) and 2) Beijing Yuan Shan Shi Dai Technology Ltd. (hereafter Shi Dai). Ownership of these two entities was effectuated in September 2008.  Da Chuan has contractual agreements with a local Chinese company, Beijing Gao Da Yang Guang Communication Technology Ltd. (hereafter Gao Da) to use this local company’s licenses and contract relationships to deliver wireless and “Value Added Telecommunications Services”.

At this time, under the direction of, and with funding from, China Wi-Max, Da Chuan and Shi Dai have acquired optical fiber and have entered into contracts to exclusively use wireless spectrum licenses in Beijing and Hangzhou (plus use of a spectrum license in Shanghai) held by Gao Da. Da Chuan has entered into a contract with Gao Da for the exclusive use of these wireless and other licenses for the next 20 years. China Wi-Max has accounted for its 20-year contractual relationship with Gao Da for wireless licenses as an intangible asset, as these licenses are not held or owned by China Wi-Max.  The wireless licenses are held by Gao Da.

Starting in January 2008, China Wi-Max began a 10% Convertible Promissory Note offering.  As a result of such offering, China Wi-Max received $3,026,424, through December 31, 2009.  The funds raised from this offering have been used to purchase the optical fiber inn Beijing and Hangzhou, have been used to facilitate Gao Da’s purchase of spectrum licenses in Beijing, Hangzhou and Shanghai, and have been used to complete the initial deployment of the fiber optics connectivity in Beijing during 2008.

In the future, in order to fully complete the China Wi-Max business plan described herein, China Wi-Max will need to raise at least a subsequent round of $2 to $5 million through equity, debt, or a combination thereof during 2010.  The plan is to use these funds to acquire additional optical fiber assets and use of wireless spectrum in up to eight additional markets in 2010 through its wholly-owned subsidiary companies and associated contract arrangements, as well as starting up the operations in Hangzhou and Shanghai and expanding the Beijing network.

Overview of Current Corporate Structure

The following chart represents an overview of the corporate structure that is being employed by China Wi-Max as it executes its business plan:

Please refer to Exhibit 99.1 – Appendix A

China Wi-Max’s wholly-owned Chinese subsidiaries are operating in China through the use of owned assets and contractual relationships with local companies such as Gao Da that have Value Added Telecommunications Licenses and/or hold wireless spectrum licenses.

Da Chuan was established as a wholly-owned foreign entity of the Company in September of 2008.  Da Chuan is the primary interface with end-customers in China through a contract executed between it and Gao Da, whereby Da Chuan is to manage all aspects of Gao Da’s assets and business. This includes the contract executed between Gao Da and Beijing Long Teng Jia Xun Network Technology Ltd. (hereafter Long Teng), a value added telecommunications license holder, whereby Gao Da can provide value added telecommunications services.  The contract between Gao Da and Long Teng specifically establishes Da Chuan as the servicing agent for customers of Gao Da.  When customers sign their service contracts, there will be three parties to the contract.  At this time, the three parties are the customer receiving service, Da Chuan as the servicing company and Long Teng as the value added telecommunications services licensee.

In addition, Da Chuan has entered into a contract with Shi Dai, to utilize Shi Dai’s optical fiber and other network assets.  Da Chuan will operate all aspects of the networks and business on behalf of Gao Da and Shi Dai.  This will include, but not be limited to: sales, marketing, customer service, customer billing, collection, network management, equipment specification, other engineering services, etc.  All customer payments will be collected by Da Chuan.  Various contracts define the services to be rendered and amounts to be paid from and to the various parties and the associated terms of such payments. At this time, all end-customers serviced by Da Chuan on behalf of Gao Da will be customers under Long Teng’s ISP license.  Da Chuan’s Board of Directors and management have been appointed by China Wi-Max.

Shi Dai was initially established as a locally-owned Chinese entity, and 100% of the outstanding shares of Shi Dai were acquired by China Wi-Max in September of 2008.  Shi Dai currently holds fiber optic cable deeds for Beijing and Hangzhou.  Going forward, Shi Dai holds or will hold fiber optic cable assets and such other physical assets as are needed in order to establish and operate the networks to be deployed in China.  Shi Dai’s Board of Directors and management have been appointed by China Wi-Max.

Gao Da was established in China as a locally-owned Chinese entity.  China Wi-Max’s wholly-owned Chinese subsidiaries will operate in conjunction with Gao Da on a contract basis.  Da Chuan has entered into an exclusive 20-year contract to manage all aspects of Gao Da’s assets and business. Currently, Gao Da has two full-time employees, and business activities have been funded  by China Wi-Max.  Any portion of the advances that have been used for expense purposes have been recorded as expense in China Wi-Max financial statements. Gao Da holds wireless spectrum licenses for Beijing, Hangzhou and Shanghai, which were funded by China Wi-Max. The licenses are being utilized by Da Chuan pursuant to a contractual rights agreement.  Gao Da has issued a Declaration of Trust to China Wi-Max as Beneficiary pledging all Gao Da shares to China Wi-Max.

Material Terms of Contracts:

There are three primary contracts at this time that enable China Wi-Max to operate the business in China through its wholly-owned Chinese subsidiaries.

The first contract is between Shi Dai and Da Chuan.  This twenty (20) year exclusive contract enables Da Chuan to utilize the network assets owned by Shi Dai to provide internet related services.  Da Chuan will pay Shi Dai ten percent (10%) of Da Chuan’s net revenue for maintenance and support of the Shi Dai assets.

The second primary contract is an exclusive twenty (20) year contract between Gao Da and Da Chuan, whereby Da Chuan will manage all aspects of Gao Da’s assets and business.  Da Chuan will obtain and service retail and wholesale customers on behalf of Gao Da and will provide billing and collection services, etc.  Da Chuan will use the various resources held by Gao Da to deliver services to end customers.  Da Chuan will pay Gao Da one percent (1%) of the net revenue generated from the use of Gao Da’ assets and other resources.

The third primary contract is between Gao Da and Long Teng for a term of two (2) years.  This contract provides for Gao Da (effectively assigned to Da Chuan by the second primary contract mentioned above) to obtain wholesale and retail customers utilizing Long Teng’s license.  Gao Da will pay Long Teng three percent of (3%) of the revenues derived from service contracts signed by Long Teng with end customers served by Da Chuan on behalf of Gao Da.  Gao Da agrees to provide Long Teng favorable pricing on data transport services across the fiber network managed by Da Chuan on behalf of Shi Dai, if requested.  Da Chuan and Shi Dai have tentatively agreed to provide this access, prices to be determined when, and if, requested.

In the early growth years of the business, funs to build the business in China is flowing from China Wi-Max to its wholly-owned subsidiaries and other entities, in the form of loans or deposits, as necessary to meet the requirements of the China Wi-Max business plan.  Currently, there are no legal impediments that would hinder future repayment of these loans/deposits (investment other than for registered capital will be in the form of a loan) to the parent Company, China Wi-Max.  Additionally, there are no existing legal impediments for the subsidiaries to pay dividends to the parent Company, China Wi-Max, after the appropriate in-country (China) taxes are paid.  The current business plan does not contemplate the need for any funds to be returned from the subsidiary entities in China to China Wi-Max in the United States for successful execution.

The preceding description of the current corporate structure provides China Wi-Max with the basis to operate a value-added telecommunications service business in China through its wholly owned Chinese subsidiaries that meets legal and regulatory requirements, while at the same time giving the corporate parent significant direct and indirect control over operations.

Contracts, Licenses and Agreements

The Cooperation Agreement by and between Gao Da and Long Teng provides for both parties to use each other’s existing fiber network and related infrastructures and licenses to develop their services in Beijing.  The Cooperation Agreement further enables Da Chuan (a subsidiary of China Wi-Max) to obtain new customers on behalf of Gao Da and for collecting fees from and issuing invoices to customers.  The Cooperation Agreement provides for Gao Da to pay on a quarterly basis 3% of the revenue received from the services sold by Da Chuan on behalf of Gao Da to Long Teng.

The cooperation agreement between Da Chuan and Gao Da provides for Da Chuan to pay Gao Da 1% of the net revenues collected by Da Chuan resulting from the use of Gao Da’s assets.  The contract between Da Chuan and Shi Dai provides for Da Chuan to pay Shi Dai 10% of the net revenues collected by Da Chuan for customers using the network assets held by Shi Dai.

China Wi-Max has access to three metropolitan area city 5.8GHz frequency licenses, held by Gao Da, which were granted from the Ministry of Information Industry (MII) offices of Beijing, Hangzhou and Shanghai. The coverage is the administrative area of each city government.  The frequency range of the licenses is from 5725MHz-5850MHz.

According to the National Radio Stations Frequency Occupation Charging Standard the license holder (Gao Da) must pay for spectrum use, as follows:

•
For microwave station frequencies below 10GHz, the charge is 40 Yuan per station in operation, per MHz per year, for example, if the base station working frequency is 4MHzx40RMB/Year or 8MHzx40RMB/Year. In Beijing: x1(yr), Shanghai: x3(yr); Hangzhou:x2(yr)

Three license usage period:

Beijing: January 1, 2009 Cease Dec. 31, 2010

Hangzhou: November 1, 2009 Cease Oct. 30, 2010

Shanghai: June 1, 2008 Cease May 31, 2011

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

Service Delivery

The Company plans to build, own, and operate metropolitan area Internet Protocol (IP)-based broadband networks using a combination of Company-owned optical fiber and licensed Wi-Max (Worldwide Interoperability for Microwave Access) capable wireless spectrum. These networks are designed to provide the reliability, redundancy, scalability, and other features expected of a carrier class network. The company has tested its network in Beijing and is ready to achieve full operation by July .The Company intends to provide IP Transport, Internet Access, and value added services (VAS) in China.  Furthermore, the Company plans to position itself to bypass the local loop facilities and primary transit facilities in and out of China, and connect enterprise customers directly to a global communications network providing managed Virtual Private LAN Services (VPLS) to U.S. companies.

The Company has raised to-date approximately $4.2M.  The Company is seeking initially $15M, in whole or in stages, to launch sales and marketing in Beijing and begin development of three additional markets in Shanghai, Hangzhou, and Tianjin.

The Company anticipates acquiring strategically positioned local companies in target markets to accelerate its business development in China.  In addition, the Company will be actively seeking to provide, on an exclusive basis, a diverse array of telecommunications services to dedicated customers situated in new buildings thereby creating significantly enhanced revenue and profit opportunities.

Target Markets

China Wi-Max’s initial ten target markets represent approximately eight percent of the population of China.  The initial municipal market areas are:

Current Markets

Metropolitan Area	Approximate Market Population

Beijing – Network operating	16,000,000
Hangzhou – Company subsidiary owns fiber and access to wireless spectrum	6,600,000
Future Target Markets
Shanghai	17,100,000
Chongqing	12,000,000
Shenzhen	9,000,000
Dalian	5,800,000
Qingdao	7,000,000
Guangzhou	13,500,000
Xi’an	4,000,000
Tianjin	7,200,000
Totals	98,200,000

Competition

The market for broadband services is highly competitive, and includes companies that offer a variety of services using a number of distinctly different technological platforms, such as cable networks, DSL, third-generation cellular, satellite, wireless Internet service, and other emerging technologies. China Wi-Max’s wholly owned Chinese subsidiaries compete with these companies on the basis of the portability, ease of use, speed, and respective price of services.

Many telecom carriers are offering non-cable internet services. These companies, like China Netcom (a telecom carrier), are dominant broadband service providers in most of China Wi-Max’s target cities. In this sense, local telecom broadband service providers represent China Wi-Max’s wholly owned Chinese subsidiaries major competitors for its broadband services.

While telecom carriers hold “last mile access,” like fixed phone lines to most urban households, the Company believes that cable operators enjoy a greater competitive advantage by owning last mile connections of a much larger bandwidth. In urban areas targeted by China Wi-Max, a large number of households have both fixed phone line and cable television access. Many of these homes currently have phone line based internet access.  These cable companies are somewhat handicapped in their offerings by the regulatory differences of Ministry of Information Industry (MII), which regulates the telecom industry and the State Administration of Radio, File and Television (China) (“SARFT”), which regulates the radio and television broadcasting industry.

Incumbent Telephone Companies

The Company’s wholly owned Chinese subsidiaries face competition from traditional wireline operators in terms of price, performance, discounted rates for bundles of services, breadth of service, reliability, network security, and ease of access and use. In particular, these competitors include traditional wireline companies like China Telecom, China Tietong and China Netcom.

Local telecom carriers are actively marketing broadband services on national and provincial, as well as local levels in China.  China Wi-Max believes that its wholly owned Chinese subsidiaries could add Voice-over Internet Protocol telephony service (known as “VOIP) to Broadband services it offers.  While China Wi-Max’s wholly owned Chinese subsidiaries do not currently have plans to provide VOIP service in the near future, the Company anticipates that, should it ever wish to enter into this business, it would do so with a strategic partner (and subsequent to People’s Republic of China, hereinafter referred to as PRC, regulatory approval).

Cable Modem and DSL Services

China Wi-Max’s wholly-owned Chinese subsidiaries compete with companies that provide Internet connectivity through cable modems or DSL. Principal competitors include cable companies, such as China Cable Television Network and Shanghai Cable TV, although the broadband competition from cable has not been nearly as robust as from DSL.  There are many cable companies, but most have a relatively small number of users.  Incumbent telephone companies, such as China Telecom, China Tietong and China Netcom have been aggressively adding capacity and upgrading the speed of their DSL networks. Both the cable and telephone companies deploy their services over wired networks initially designed for voice and one-way data transmission that have subsequently been upgraded to provide for additional services.

Cellular and PCS Services

Cellular carriers are seeking to expand their capacity to provide data and voice services in competition with the services provided by China Wi-Max’s wholly owned Chinese subsidiaries. These providers have substantially broader geographic coverage than China Wi-Max’s subsidiaries currently have (and expect to have in the foreseeable future). If one or more of these providers can deploy technologies that compete effectively with China Wi-Max’s subsidiaries’ services, the mobility and coverage offered by these carriers will provide even greater competition than is currently faced. The Chinese government has not yet set a timetable for distribution of third generation (3G) cellular licenses.  Today’s more advanced cellular technologies, such as 3G, currently offer broadband service with data packet transfer speeds of up to 2,000,000 bits per second for fixed applications, and slower speeds for mobile applications. It is difficult to determine when the Chinese government may ultimately distribute 3G licenses, and therefore this is not expected to be a major short term threat to the business.

Wireless Broadband Service Providers

China Wi-Max’s wholly owned Chinese subsidiaries also face competition from other wireless broadband service providers that use licensed and unlicensed spectrum. In addition to these commercial operators, many local governments, universities, and other governmental or quasi-governmental entities are providing or subsidizing “Wi-Fi” networks.  There are numerous small urban wireless operations offering local services that could compete in some of the present or planned geographic markets.

Satellite

Satellite providers, such as China Telecom Distant Communication and China Satcom, offer broadband data services that address a niche market, mainly less densely populated areas that are unserved or underserved by competing service providers. Although satellite offers service to a large geographic area, latency caused by the time it takes for the signal to travel to and from the satellite may challenge satellite providers’ ability to provide some services, such as VoIP and online gaming, which reduces the size of the addressable market.

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

Reliability

Compared to cellular, cable and DSL networks that generally rely on an infrastructure originally designed for non-broadband purposes, the optical fiber and wireless networks operated by China Wi-Max’s subsidiaries are designed specifically to support broadband services. When the networks are deployed, customers will connect through the optical network, which will connect at carrier interconnection points along the network, thereby eliminating single points of failure.  The network is intended to deliver at least 99% reliability rates with true redundancy.

Value

China Wi-Max, through its wholly owned subsidiaries, owns its entire fiber optic network and has access to wireless spectrum in each market.  This should result in a very price competitive solution.  Utilizing the owned fiber rings should result in lower or no local loop costs.

Economic Model

After initially bringing the fiber optic network into operation, a “Success Based Capital Approach” is to be used, which will enable capital assets to be acquired and installed as customers are added.  There is no need to pre-build an extensive network before customers are added.  Utilizing the core fiber network and extending it through use of wireless base stations should provide a cost advantage by minimizing the number of interconnection points and providing for lower cost high bandwidth interconnection contract costs.  This should result in incremental savings in its build-out costs as the subscriber base grows.

Principal Chinese Government Regulations

China Wi-Max’s operations in China will be carried out by wholly owned Chinese subsidiary companies, formed or purchased by China Wi-Max, as follows:

•	Beijing Yuan Shan Da Chuan Business Development Ltd., (Da Chuan)

•	Beijing Yuan Shan Shi Dai Technology CO, Ltd. (Shi Dai)

Da Chuan is a wholly owned foreign subsidiary and is governed by laws including the Law of the People’s Republic of China on Foreign Capital Enterprises and related regulations.

Shi Dai was acquired through share purchases, and will be governed by the Chinese Administrative Regulation on Foreign Investment in Telecommunication Enterprise, Regulations for Merger with and Acquisition of Domestic Enterprises by Foreign Investor, and Law of the People’s Republic of China on Chinese-foreign Equity Joint Ventures and other related laws and regulations.

The Regulations set forth the requirements for establishing wholly owned foreign entities, acquiring Chinese companies, operating as a value-added telecommunications enterprise and identify the limits of ownership, types of asset that may be owned based on ownership interest, licensing requirements, capital requirements, etc.  As an example, to provide regional value-added telecommunications services, a company must have a minimum registered capital of one million RMB.  China Wi-Max retained legal council in China to assist with the development of its operating plan and corporate structure.  China Wi-Max has been assured by legal council that the current corporate structure, operating plan, and associated licensing will enable China Wi-Max’s wholly owned Chinese subsidiary companies to deliver value-added telecommunications services in China, and more specifically Beijing (initially).

The Company has complete control over its 100% owned subsidiaries, Da Chuan and Shi Dai, in China.   Gao Da and Long Teng, which hold telecommunications-related licenses under Chinese Law, are not able to be “controlled” by the Company through equity. However, the contracts with Gao Da and Long Teng are expected to be enforceable, and the Company believes, under current Chinese law, have contracts legally provide for revenue sharing, license access and enterprise management.

Intellectual Property and Other Agreements

China Wi-Max and its wholly owned Chinese subsidiaries are not a party to any royalty agreements, labor contracts, or franchise agreements and, other than the Company’s wholly owned Chinese subsidiaries right to own and operate networks to provide value-added telecommunication services, the Company does not currently own any trademarks. China Wi-Max intends to apply for trademarks for the regions in which the Company operates, including, but not limited to, the business logo and service description tagline.

Development Activities

China Wi-Max’s fixed assets and intangible assets (contractual license rights) totaled approximately $820,000 and $895,000 as of December 31, 2009 and 2008, respectively.  China Wi-Max does not foresee expending material sums on research and development in the near future.

Industry Structure and Government Regulation

There are various barriers to entry into the cable or internet service provider business in China, and to expansion of China Wi-Max’s value-added services provided by its wholly owned Chinese subsidiaries.  These barriers stem from both industry barriers and government regulation.  The rates charged and services provided by China Wi-Max’s subsidiaries are subject to government regulation and approval.

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

Other Barriers to Entry

China Wi-Max believes, through its wholly-owned Chinese subsidiaries, it is in a favorable position to acquire the network assets it seeks at attractive prices. This belief has been substantiated to an extent by successful purchases of optical fiber and access to wireless licenses in Beijing and Hangzhou.  China Wi-Max is confident of its advantage over some competitors, having spent the past several years cultivating relationships deemed to be essential to the Company’s business prospects in China.  In China specifically, bureaucratic obstacles can represent significant inhibitors to a fledging corporation. Other more generic concerns include the acquisition of materials and the establishment of a technological platform from which to operate. Generally, these opportunities and entities from which to purchase installed fiber in China are limited.  Just as in the United States, wire-line companies do not normally sell their fiber assets to potential competitors, minimizing non-government purchasing opportunities.  Alternatively, there exists clear opportunities to build fiber networks, however, such an undertaking would require several years of procuring approvals, rights of way, and construction, which would be prohibitively expensive in metropolitan areas that are already densely developed.  China Wi-Max’s careful cultivation of relationships within China aids in effectively navigating these concerns. Finally, China Wi-Max, through its wholly owned Chinese subsidiaries is acquiring access to significantly broad blocks of spectrum.  China Wi-Max believes if its wholly owned Chinese subsidiaries effectively implement and utilize this spectrum, they will be able to retain access to a large block of bandwidth for a significant period of time.

Material Contracts

Service agreements between:

1.	Da Chuan and Shi Dai (Exhibit 10.6)

2.	Da Chuan and Gao Da (Exhibit 10.7)

3.	Gao Da and Long Teng (Exhibit 10.8)

On December 17, 2008, China Wi-Max Communications, Inc. and Wang Zheng, the legal representative of Gao Da, signed an Amended and Restated Declaration of Trust.

On December 17, 2008 China Wi-Max Communications, Inc. also entered into a Security and Pledge Agreement with Gao Da.

ITEM 1A.  RISK FACTORS

Risk Factors

GENERAL BUSINESS RISK FACTORS

China Wi-Max is a development stage company and unproven and therefore should be considered speculative and highly risky to investors.

China Wi-Max has only very recently embarked on the business plan described herein.  Potential investors should be aware of the risk and difficulties encountered by a new enterprise in the wired and wireless communications business in China, especially in view of the intense competition from existing businesses in the industry.

China Wi-Max has a lack of revenue history and investors cannot view China Wi-Max’s past performance since it is a start-up company.

China Wi-Max Communications, Inc. was formed on July 5, 2006 for the purpose of engaging in any lawful business and has adopted a plan to take advantage of the expanding broadband communications needs in China through fiber optic and wireless delivery.  There is no assurance that China Wi-Max’s intended activities will be successful or result in significant revenue or profit to the Company. China Wi-Max faces all risks that are associated with any new business, such as under-capitalization, insufficient cash flow and personnel, financial and resource limitations, as well as special risks associated with its proposed operations. There is no assurance that it will be successful in implementing its business plan described herein.

China Wi-Max has no operating history and no revenue and minimal assets which may impair its ability to raise capital, to sustain operations, which could cause failure of the Company.

China Wi-Max is considered a “start-up” operation, and as such, it has no operating history, no revenue and no earnings from operations. China Wi-Max has minimal assets and limited financial resources. China Wi-Max will continue to sustain operating expenses without corresponding revenues, at least until it further develops its operating subsidiaries in The Peoples Republic of China (“PRC”), which is not expected to occur until it receives sufficient proceeds from additional capital raising. China Wi-Max has incurred a net operating loss that will continue until China Wi-Max has more fully implemented its business plan and is producing sufficient revenues to break even. There can be no assurance that China Wi-Max’s operations will become profitable in the near future, or at all.

China Wi-Max’s auditors have issued a “going concern” emphasis paragraph to its opinion which indicates that the Company does not have adequate cash resources or cash flow based on its financial statements to insure its continuation in business.

China Wi-Max’s independent registered public accounting firm’s report on the Company’s financial statements as of December 31, 2009 and December 31, 2008, and for the periods then ended, includes an explanatory paragraph expressing substantial doubt about China Wi-Max’s ability to continue as a going concern.  As a result of this going concern modification in the Company’s auditor’s report on China Wi-Max’s financial statements, the Company may have a difficult time obtaining significant additional financing.  If China Wi-Max is unable to secure significant additional financing, the Company may be obligated to seek protection under the bankruptcy laws and China Wi-Max shareholders may lose their investment.

China Wi-Max may have a shortage of working capital in the future which could jeopardize its ability to carry out the business plan.

China Wi-Max’s capital needs consist primarily of operating overhead for itself and its Chinese subsidiaries and funds for the purchase of fiber and access to spectrum in additional cities in China, herein identified, and could exceed $9,000,000 in the next twelve months. Such funds are not currently committed, and China Wi-Max has cash as of December 31, 2009 of approximately $34,000.

China Wi-Max and its Chinese subsidiaries have no operating history and no revenue and it may be unlikely that China Wi-Max will raise the required additional working capital from any source.

China Wi-Max may in the future issue more shares which could cause a loss of control by the Company’s present management and current stockholders.

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

China Wi-Max is not diversified and it will be dependent on only one business which increases risks of loss to investors.

Because of the limited financial resources that the Company has, it is unlikely that China Wi-Max will be able to diversify its operations beyond its intended and current Chinese operations.  The Company’s probable inability to diversify its activities into more than one area will subject the Company to economic fluctuations within the telecommunications industry in China and therefore increase the risks associated with its operations due to lack of diversification.

China Wi-Max will depend upon full and part-time management and minority shareholders will have no direct participation in management and very limited ability to influence.

As of December 31, 2009, China Wi-Max has five individuals who are serving as its officers, directors and managers.  Dr. Allan Rabinoff, Chairman,, Steven T. Berman President, Chief Executive  Officer, and Frank Ventura, Chief Financial Officer are working full-time for the Company while the other officers, managers and consultants typically work 10 to 30 hours per week, each on a part-time basis.  Two directors are also acting as Company officers.  China Wi-Max will be heavily dependent upon their skills, talents, and abilities, as well as several consultants to the Company, to implement its business plan.  The inability of the officers, directors and consultants to devote their full-time attention to the business may result in slower progress implementing the Company’s business plan.  Once China Wi-Max receives the proceeds from the offering, additional staff and other consultants may be employed on a full or part-time basis as required.  Investors will not be able to directly manage the Company’s business. As such, they should critically assess all of the information concerning the Company’s officers and directors.  A portion of China Wi-Max’s officers and directors are not employed full-time by the Company, which could be detrimental to the business.

Some China Wi-Max directors and officers are, or may become in their individual capacities, officers, directors, controlling shareholders and/or partners of other entities engaged in a variety of businesses.  Thus, the Company’s part-time officers and directors may have potential conflicts including the amount of their time and effort provided to China Wi-Max due to their time commitment to other business entities.  Some officers and directors of the Company’s business are engaged in business activities outside of the Company’s business and the amount of time they devote as officers and directors to China Wi-Max business may be limited.

China Wi-Max does not know of any reason other than outside business interests that would prevent the current part-time officers and directors from devoting full-time to the Company, when the business may demand such full-time participation.

China Wi-Max officers and directors may have conflicts of interests as to corporate opportunities which the Company may not be able or allowed to participate in which is a risk to investors because the officers and directors may not devote their exclusive efforts to the Company.

Presently there is no requirement contained in the Company’s Articles of Incorporation, Bylaws, or minutes which requires officers and directors of the Company’s business to disclose to the Company business opportunities which come to their attention.  China Wi-Max officers and directors do, however, have a fiduciary duty of loyalty to China Wi-Max to disclose to the Company any business opportunities which come to their attention, in their capacity as an officer and/or director or otherwise.  Excluded from this duty would be opportunities which the person learns about through his involvement as an officer and director of another company.  China Wi-Max has no intention of merging with or acquiring business opportunities from any affiliate or officer or director.  (See “Conflicts of Interest” at page 47).

China Wi-Max may, in the future, issue debt having priority, which, if foreclosed, could cause loss of some or all of the Company’s assets or business.

While management has no immediate plans to issue any securities that would have a higher priority in terms of repayment or be secured by Company assets than those unsecured Convertible Notes previously sold or currently offered, these plans may change in the future. In the event of a China Wi-Max default on its obligations to repay all sums due pursuant to the existing Notes, investors herein will have the same rights as any of the Company’s other unsecured creditors and the assets of the Company at that time may be insufficient to repay all of its creditors in full.

China Wi-Max’s proposed operations are dependent upon implementation of its business plan in China, and failure to successfully execute the plan could jeopardize investors in the Company.

A substantial portion of the future capital raising will be allocated for the capital necessary to fund existing wholly owned subsidiaries in China and to form additional partially or wholly owned foreign enterprises in China and on proposed asset acquisitions and operating costs for these companies in The Peoples Republic of China. The success of China Wi-Max’s proposed plan of operation will depend, to a great extent, on China Wi-Max ability to acquire interests in companies and assets in China and may entail unforeseen circumstances that cannot be specifically cited as of the date of this Registration Statement. Unless China Wi-Max successfully consummates offerings of its common stock or other financings to successfully grow China Wi-Max business operations described herein, investors may lose all or a substantial portion of their investment herein.

China Wi-Max may not be able to manage its growth effectively, which could adversely affect the Company’s operations and financial performance.

The ability to manage and operate the Company’s business as it executes its development and growth strategy will require effective planning. Significant rapid growth could strain China Wi-Max internal resources, and exacerbate other problems that could adversely affect China Wi-Max financial performance. China Wi-Max expects that its efforts to grow will place a significant strain on its personnel, management systems, infrastructure and other resources in the immediate future. The ability to manage future growth effectively will also require the Company to successfully attract, train, motivate, retain, and manage new employees, and continue to update and improve the Company’s operational, financial, and management controls and procedures. If China Wi-Max does not manage its growth effectively, its operations could be adversely affected, resulting in slower growth and a failure to achieve or sustain profitability.

China Wi-Max may depend upon outside advisors, who may not be available on reasonable terms and as needed.

To supplement the business experience of its officers and directors, the Company may be required to employ accountants, technical experts, appraisers, attorneys, engineers, or other consultants or advisors.  Management, without any input from stockholders, will make the selection of any such advisors.  Furthermore, China Wi-Max anticipates that such persons will be engaged on an “as needed” basis without a continuing fiduciary or other obligation to the Company.  In the event China Wi-Max considers it necessary to hire outside advisors, it may elect to hire persons who are affiliates, if they are able to provide the required services.

China Wi-Max may not voluntarily implement various corporate governance measures, in the absence of which, stockholders may have reduced protections against insider director transactions, conflicts of interest and other matters.

At this time, China Wi-Max is subject to any law, rule or regulation requiring that it adopt any of the corporate governance measures that are required by the rules of national securities exchanges or NASDAQ, such as independent directors and audit committees. It is possible that, if the Company were to adopt some or all of the corporate governance measures, stockholders would benefit from somewhat greater assurances that internal corporate decisions were being made by disinterested directors and that policies had been implemented to define responsible conduct. Prospective investors should bear in mind China Wi-Max’s current lack of corporate governance measures in formulating their investment decisions.

The success of China Wi-Max’s business is dependent on its ability to retain the Company’s existing key employees and to add and retain senior officers to China Wi-Max’s management.

China Wi-Max depends on the services of its existing key employees. China Wi-Max’s success will largely depend on its ability to retain these key employees and to attract and retain qualified senior and mid-level managers to its management team.China Wi-Max has recruited executives and management in China to assist in its ability to manage the business and to recruit and oversee employees. While China Wi-Max believes it offers compensation packages that are consistent with market practice, China Wi-Max cannot be certain that it will be able to hire and retain sufficient personnel to support its broadband business. The loss of any of China Wi-Max’s key employees would significantly harm its business. China Wi-Max does not maintain key person life insurance on any of its employees.

RISK FACTORS RELATED TO DOING BUSINESS IN CHINA

China Wi-Max will be materially reliant on revenues from operations in the Peoples Republic of China. There are significant risks associated with doing business in the PRC that may cause an investor to lose the entire investment in the Company.

If China Wi-Max is successful in implementing its business plan, of which there is no assurance, the Company’s growth and success will be tied to operations of operating subsidiaries acquired by the Company in the PRC. Therefore, a downturn or stagnation in the economic environment of the PRC could have a materially adverse effect on the Company’s financial condition that could result in a significant loss of revenues and liquidity in future periods.

China Wi-Max cannot assure that the current Chinese policies of economic reform will continue, and due to this uncertainty, there are significant economic risks associated with doing business in China.

Although the majority of productive assets in China are owned by the Chinese government, in the past several years the government has implemented economic reform measures that emphasize decentralization and encourage private and foreign business ownership and operation. In keeping with these economic reform policies, the PRC has been openly promoting business development in order to bring more foreign businesses into the PRC. Because these economic reform measures may be inconsistent or ineffectual, there are no assurances that:

•	the Chinese government will continue its pursuit of economic reform policies;

•	the economic policies, even if pursued, will be successful;

•	economic policies will not be significantly altered from time to time; and

•	business operations in China will not become subject to the risk of nationalization.

Even if the Chinese government continues its policies of economic reform, China Wi-Max may be unable to take advantage of these opportunities in a fashion that will provide financial benefit to the Company. China Wi-Max’s inability to sustain its proposed operations in China could result in a significant reduction in the Company’s future revenues that would result in escalating losses and liquidity concerns.

China’s economy has experienced significant growth in the past decade, but such growth has been uneven across geographic and economic sectors and has shown recent slowing.  There can be no assurance that relative growth rates will not further decrease or that any economic slowdown will not have a negative effect on the Company’s proposed business. The Chinese economy is also experiencing deflation which may continue in the future. China Wi-Max cannot assure that it will be able to capitalize on these economic reforms, assuming the reforms continue. Given that China Wi-Max will be materially reliant on its proposed operations in the PRC, any failure on the Company’s part to take advantage of the growth in the Chinese economy will have a materially adverse effect on the results of its operations and liquidity in future periods.

China Wi-Max will be subject to risks associated with the conversion of Chinese Renminbi (RMB) into U.S. dollars, over which it has no control, and any Chinese government artificial control of the exchange rate may cause the Company losses of value when gauged in U.S. dollars.

If China Wi-Max is successful in implementing its business plan, of which there is no assurance, it will generate revenues and incur expenses and liabilities in both Chinese RMB and U.S. dollars. Since 1994, the official exchange rate for the conversion of Chinese RMB to U.S. dollars has generally been stable and the Chinese RMB has appreciated slightly against the U.S. dollar. China Wi-Max has not entered into agreements or purchased instruments to hedge its exchange rate risks, although it may do so in the future. China Wi-Max’s results of operations and financial condition may be negatively affected by changes in the value of Chinese RMB.

If shareholders sought to sue China Wi-Max’s officers or directors, it may be difficult to obtain jurisdiction over the parties and access to the assets located in the PRC.

It may be difficult, if not impossible, to acquire jurisdiction over officers and directors residing outside of the United States in the event that a lawsuit is initiated against such officers and directors by shareholders in the United States. It also is unclear if extradition treaties now in effect between the United States and the PRC would permit effective enforcement of criminal penalties of the federal securities laws. Furthermore, because a substantial amount of China Wi-Max’s assets are located in the PRC, it would be extremely difficult to access those assets to satisfy an award entered against China Wi-Max in a United States court. Moreover, China Wi-Max is not aware of any treaties between the PRC and the United States providing for the reciprocal recognition and enforcement of judgments of courts. As a result, it may not be possible for investors in the U.S. to enforce their legal rights, to effect service of process upon China Wi-Max’s directors or officers, or to enforce judgments of U.S. courts predicated upon civil liabilities and criminal penalties of its directors and officers under Federal securities laws.

The Chinese government could change its policies toward, or even nationalize, private enterprise, which could reduce or eliminate the interests held in China Wi-Max.

Over the past several years, the Chinese government has pursued economic reform policies, including the encouragement of private economic activities and decentralization of economic regulation. The Chinese government may not continue to pursue these policies or may significantly alter them to China Wi-Max’s detriment from time to time without notice. Changes in policies by the Chinese government that result in a change of laws, regulations, their interpretation, or the imposition of high levels of taxation, restrictions on currency conversion or imports, and sources of supply could materially and adversely affect China Wi-Max’s business and operating results. The nationalization or other expropriation of private enterprises by the Chinese government could result in the total loss of China Wi-Max’s investment in China.

The Chinese government may nationalize certain businesses or otherwise alter its policy with respect to foreign investment in China in a way that would prohibit or greatly hinder the Company’s ability to do business in China.

While the Chinese government currently advocates foreign investment into China, socio-political changes, war or economic changes and shifts could result in a change in China’s policy with respect to investment from non-Chinese businesses. The government agencies, for example, could prohibit ownership of businesses by foreigners or revoke licenses granted that China Wi-Max is dependant on, or otherwise alter the Company’s revenue sharing model. While China Wi-Max does not believe that the foregoing is likely in the near future, no assurance can be made that such events, all of which would adversely affect the Company, will not occur.

Since China Wi-Max’s assets and operating subsidiaries are located in the PRC, any distribution of dividends or proceeds from liquidation are subject to the approval of the relevant PRC government agencies. China Wi-Max is not likely to declare dividends in the near future.

Because China Wi-Max’s assets are predominantly located inside the PRC, China Wi-Max will be subject to the law of the PRC in determining dividends. Under the laws governing foreign invested enterprises in the PRC, dividend distribution and liquidation are allowed but subject to special procedures under the relevant laws and rules.  Under current Chinese tax regulations, dividends paid to China Wi-Max are subject to a 10 percent Chinese tax.  In the future, tax authorities in China could amend or interpret the regulations in a manner that would materially and adversely affect the ability of China Wi-Max’s subsidiaries to pay dividends and other distributions to China Wi-Max.  There is also the possibility that other regulatory interpretations by the Chinese authorities could prohibit China Wi-Max from recording revenues or consolidating its financial statements in order to comply with SEC reporting obligations.

In addition, Chinese legal restrictions permit payment of dividends only out of net income as determined in accordance with Chinese accounting standards and regulations. If China Wi-Max or its subsidiaries incur debt on its own behalf in the future, the instruments governing the debt may restrict its ability to pay dividends or make other distributions to China Wi-Max, which in turn would limit China Wi-Max’s ability to pay dividends on its common stock.

The uncertain legal environment in China could limit the legal protections available to China Wi-Max.

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

Fluctuation in Chinese RMB exchange rates could adversely affect the value of China Wi-Max’s stock and any cash dividend declared for holders of its common stock.

As China Wi-Max’s operations are primarily in China, any significant revaluation of the Chinese RMB may materially and adversely affect cash flows, revenues, and financial condition.  For example, to the extent that China Wi-Max needs to convert United States dollars into Chinese RMB for operations, appreciation of this currency against the United States dollar could have a materially adverse effect on China Wi-Max’s business, financial condition and results of operations.  Conversely, if China Wi-Max decides to convert Chinese RMB into United States dollars for other business purposes and the United States dollar appreciates against this currency, the United States dollar equivalent of the Chinese RMB that China Wi-Max converts would be reduced.

China Wi-Max’s ability to bid for and acquire businesses in new regions is dependent on favorable exchange rates between the U.S. dollar and the Chinese Renminbi. The value of the Renminbi may fluctuate according to a number of factors. Since 1994, the exchange rate for RMB against the United States dollars has remained relatively stable, generally in the region of RMB 8.0 to US $1.00. However, in 2005, the Chinese government announced that would begin pegging the exchange rate of the Chinese RMB against a number of currencies, rather than just the U.S. dollar.  Currently, exchange rates are approximately RMB 6.8 to US $1.00 resulting in an increased price for Chinese products to U.S purchasers. On July 21, 2005, as a result of the Renminbi rates being tied to a basket of currencies, the Renminbi was revalued and appreciated against the U.S. dollar. Additionally, global events and expenditures that deflate the value of the U.S. dollar will result in more expensive purchase prices of China based entities. There can be no assurance that such exchange rate will continue to remain stable in the future. China Wi-Max’s operating subsidiaries revenues will be primarily denominated in Renminbi and any fluctuation in the exchange rate of Renminbi may affect the value of, and dividends, if any, payable on, China Wi-Max’s shares in foreign currency terms.

Restrictions on currency exchange may limit China Wi-Max’s ability to receive and use its revenues effectively.

Because almost all of China Wi-Max’s operating subsidiaries future revenues may be in the form of Renminbi, any future restrictions on currency exchanges may limit its ability to use revenue generated in Renminbi to fund its business activities outside China or to make dividend payments in U.S. dollars. Although the Chinese government introduced regulations in 1996 to allow greater convertibility of the Renminbi for current account transactions, significant restrictions still remain. Current account transactions include payments of dividends and trade and service-related foreign exchange transactions.

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

RISKS RELATED TO THE TELECOMMUNICATIONS AND INTERNET INDUSTRIES
 IN THE PEOPLE’S REPUBLIC OF CHINA

China Wi-Max does not currently own any Chinese subsidiary with value added telecommunications or wireless licenses and if they or their ultimate shareholders or control persons violate China Wi-Max’s operating subsidiaries contractual arrangements with them, the Company’s business could be disrupted, China Wi-Max’s reputation may be harmed, and China Wi-Max will have only limited rights and ability to enforce the Company’s rights against these parties.

The Company’s operations are currently dependent upon the Company’s operating subsidiaries contractual relationships with Gao Da and Long Teng.  The terms of these agreements are often statements of general intent and do not detail the rights and obligations of the parties. Some of these contracts provide that the parties will enter into further agreements on the details of the services to be provided. Others contain price and payment terms that are subject to adjustment. These provisions may be subject to differing interpretations, particularly on the details of the services to be provided and on price and payment terms. It may be difficult for China Wi-Max’s operating subsidiaries to obtain remedies or damages from these companies or their ultimate shareholders for breaching these agreements. Because China Wi-Max’s operating subsidiaries rely significantly on these companies for their business, the realization of any of these risks may disrupt China Wi-Max’s operating subsidiaries operations or cause degradation in the quality and service provided by, or a temporary or permanent shutdown of, the Company.  China Wi-Max’s operating subsidiaries initial Cooperation Agreement (term of 2 years) that enables the Company to operate its value-added services, business, and the Exclusive Service Agreement in which the parties will cooperate and provide each other with technical services related to their businesses and access to use wireless licenses, is for a term of 20 years.  If China Wi-Max’s operating subsidiaries are unable to renew these agreements on favorable terms, or to enter into similar agreements with other parties, their business may not expand and China Wi-Max operating subsidiaries operating expenses may increase.

Any increase in government regulation of the telecommunications and Internet industries in China may result in the Chinese government requiring China Wi-Max’s operating subsidiaries to obtain additional licenses or other governmental approvals to conduct the their business which, if unattainable, may restrict China Wi-Max’s operating subsidiaries operations.

The telecommunications industry, including Internet service providers (ISP), is highly regulated by the Chinese government with the main relevant government authority being the Ministry of Information Industry (MII). Prior to China’s entry into the World Trade Organization (WTO), the Chinese government generally prohibited foreign investors from operating, or taking equity ownership of, telecommunications businesses. ISP services were—and still are—classified as value-added telecommunications services and therefore fell within the scope of this prohibition. This prohibition was partially lifted following China’s entry into the WTO allowing foreign investors to now own up to 50% interests in Chinese businesses that are licensed to provide value added telecommunications services (a foreign company can only own 49% of a Chinese Company with a basic telecommunications services license). In addition, enterprises that are more than 50% foreign owned (and foreign invested) are currently not able to apply for the required licenses for operating broadband services in China.

China Wi-Max’s operating subsidiaries cannot be certain that they will be granted any of the appropriate licenses, permits, or clearance that may be needed in the future. Moreover, China Wi-Max cannot be certain that any local or national ISP or telecommunications license requirements will not conflict with one another or that any given license will be deemed sufficient by the relevant governmental authorities for the provision of the Company’s operating subsidiaries services.

Until such time as China Wi-Max acquires up to a 50% equity interest in a local company that has value added telecommunications license(s), China Wi-Max’s operating subsidiaries must rely exclusively on contractual arrangements with their Chinese partners and their approvals to operate as value added telecommunications (ISP) providers. China Wi-Max believes that its operating subsidiaries present operations are structured to comply with Chinese law. However, many Chinese regulations are subject to extensive interpretive powers of governmental agencies and commissions. China Wi-Max cannot be certain that the Chinese government will not take action to prohibit or restrict its operating subsidiaries business activities. China Wi-Max cannot be certain as to whether the Chinese government will reclassify China Wi-Max’s operating subsidiaries business as a media or retail company due to its acceptance of fees for  Internet access, Internet advertising, online games, and wireless value-added and other services as sources of revenues, or as a result of its current corporate structure. Such reclassification could subject China Wi-Max operating subsidiaries to penalties or fines or place significant restrictions on their business. Future changes in Chinese government policies affecting the provision of information services, including the provision of online services, Internet access, e-commerce services and online advertising, may impose additional regulatory requirements on China Wi-Max or its service providing subsidiaries  or otherwise harm its business.

China Wi-Max operating subsidiaries may be unable to compete successfully against new entrants and established industry competitors.

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

Currently, China Wi-Max’s operating subsidiaries competition comes from standard telephone and cable providers. Any of China Wi-Max’s operating subsidiaries present or future competitors may offer products and services that provide significant performance, price, creativity, or other advantages over those offered by it and, therefore, achieve greater market acceptance than those offered by China Wi-Max’s operating subsidiaries.

Because many of China Wi-Max’s operating subsidiaries existing and/or potential competitors have longer operating histories in the Internet market, greater name and brand recognition, better connections with the Chinese government, larger customer bases and databases, and significantly greater financial, technical, and marketing resources than China Wi-Max and its operating subsidiaries have, they cannot ensure they will be able to compete successfully against their current or future competitors. Any increased competition could make it difficult for China Wi-Max’s operating subsidiaries to attract and retain users, reduce or eliminate its market share, lower profit margins, and reduce revenue.

Unexpected network interruption caused by system failures may reduce user base and harm China Wi-Max’s operating subsidiaries reputation.

Reliable access and consistent speeds while connecting to Internet services and the performance and reliability of China Wi-Max’s operating subsidiaries technical infrastructure are critical to their reputation and ability to attract and retain users of their Internet services. Any system failure or performance inadequacy that causes interruptions or delays in the availability of China Wi-Max’s operating subsidiaries services or increases the response time of their services could reduce user satisfaction and traffic, which would reduce the Internet service appeal to users of “high speed” Internet access. As the number of users and traffic increase, China Wi-Max operating subsidiaries cannot ensure that they will be able to scale their systems proportionately. In addition, any system failures and electrical outages could materially and adversely impact the business.

If China Wi-Max’s operating subsidiaries suppliers of bandwidth and collocation services for switches, routers, and servers fail to provide these services, their business could be materially curtailed.

China Wi-Max’s operating subsidiaries rely on partners to provide them with bandwidth and collocation services for switches, routers, and servers for Internet users. If partners fail to provide such services or raise prices for services, China Wi-Max’s operating subsidiaries may not be able to find a reliable and cost-effective substitute provider on a timely basis, if at all. If this happens, their business could be materially curtailed.

RISK FACTORS RELATED TO CHINA WI-MAX STOCK

China Wi-Max was listed on the OTC Bulletin Board on September 4, 2009. China Wi-Max cannot predict the extent to which a trading market will develop or how liquid that market might become. Accordingly, holders of China Wi-Max’s common stock may be required to retain their shares for an indefinite period of time.

The OTCBB is an inter-dealer, over-the-counter market that provides significantly less liquidity than stock exchanges. Quotes for stocks included on the OTCBB are not listed in the financial sections of newspapers, as are those for the exchanges. Therefore, prices for securities traded solely on the OTCBB may be difficult to obtain and holders of common stock may be unable to resell their securities at or near their original acquisition price or at any price. Market prices for China Wi-Max’s common stock will be influenced by a number of factors, including:

•	the issuance of new equity securities pursuant to future offering;

•	changes in interest rates;

•	new services or significant contracts and acquisitions;

•	variations in quarterly operating results;

•	change in financial estimates by securities analysts;

•	the depth and liquidity of the market for the Company’s common stock;

•	investor perceptions of us and of China-based investments and companies generally; and

•	general economic and other national and international conditions.

The regulation of penny stocks by the SEC and FINRA may discourage the tradability and liquidity which will impair investors’ ability to sell China Wi-Max’s securities.

China Wi-Max is a “penny stock” company.  None of its securities currently trade in any market and, if ever available for trading, will be subject to a Securities and Exchange Commission rule that imposes special sales practice requirements upon broker-dealers who sell such securities to persons other than established customers or accredited investors.  For purposes of the rule, the phrase “accredited investors” means, in general terms, institutions with assets in excess of $5,000,000, or individuals having a net worth in excess of $1,000,000 or having an annual income that exceeds $200,000 (or that, when combined with a spouse’s income, exceeds $300,000).  For transactions covered by the rule, the broker-dealer must make a special suitability determination of the purchaser and receive the purchaser’s written agreement to the transaction prior to the sale.  Effectively, this discourages broker-dealers from executing trades in penny stocks.  Consequently, the rule will affect the ability of purchasers in this offering to sell their securities in any market that might develop, because it imposes additional regulatory burdens on penny stock transactions.

In addition, the Securities and Exchange Commission has adopted a number of rules to regulate “penny stocks”.  Such rules include Rules 3a51-1, 15g-1, 15g-2, 15g-3, 15g-4, 15g-5, 15g-6, 15g-7, and 15g-9 under the Securities and Exchange Act of 1934, as amended.  Because China Wi-Max’s securities constitute “penny stocks” within the meaning of the rules, the rules would apply to us and to China Wi-Max’s securities.  The rules will further affect the ability of owners of shares to sell their securities in any market that might develop for them because it imposes additional regulatory burdens on penny stock transactions.

Shareholders should be aware that, according to Securities and Exchange Commission, the market for penny stocks has suffered in recent years from patterns of fraud and abuse.  Such patterns include (i) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; (ii) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; (iii) “boiler room” practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons; (iv) excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and (v) the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, leaving investors with losses.  China Wi-Max management is aware of the abuses that have occurred historically in the penny stock market.  Although China Wi-Max does not expect to be in a position to dictate the behavior of the market or of broker-dealers who participate in the market, management will strive within the confines of practical limitations to prevent the described patterns from being established with respect to the its securities.

China Wi-Max has no plan to pay dividends in the foreseeable future and investors may not expect a dividend as a return of or on any investment in the Company.

China Wi-Max has not paid dividends on its common stock and does not anticipate paying such dividends in the foreseeable future.

Many of China Wi-Max’s shares of common stock will be available for resale in the future.  Rule 144 sales in the future may have a depressive effect on China Wi-Max’s stock price which may cause investors losses.

All of the outstanding shares of common stock held by the present officers, directors, and affiliate stockholders are “restricted securities” within the meaning of Rule 144 under the Securities Act of 1933, as amended.  As restricted shares, these shares may be resold only pursuant to an effective registration statement or under the requirements of Rule 144 or other applicable exemptions from registration under the Act and as required under applicable state securities laws.  We have filed a Form 10-12g registering shares held by officers, directors and affiliates and such individuals are now able to sell their shares after meeting the holding period requirements of Rule 144.  Rule 144 provides in essence that a person who is an affiliate or officer or director who has held restricted securities for six months may, under certain conditions, sell every three months, in brokerage transactions, a number of shares that does not exceed the greater of 1.0% of a company’s outstanding common stock or the average weekly trading volume during the four calendar weeks prior to the sale.  There is no limit on the amount of restricted securities that may be sold by a nonaffiliate after the owner has held the restricted securities for a period of six months if the company is a current, reporting company under the ‘34 Act.  A sale under Rule 144 or under any other exemption from the Act, if available, or pursuant to subsequent registration of shares of common stock of present stockholders, may have a depressive effect upon the price of the common stock in any market that may develop.

China Wi-Max’s investors may suffer future dilution due to issuances of shares for various considerations in the future.

There may be substantial dilution to China Wi-Max’s shareholders purchasing in future offerings or issuances for other purposes as a result of future decisions of the Board to issue shares without shareholder approval for cash, services, or acquisitions.

The shares of China Wi-Max’s common stock, quoted on the OTCBB, is thinly-traded on the OTC Bulletin Board, meaning that the number of persons interested in purchasing China Wi-Max’s common shares at or near ask prices at any given time is relatively small or non-existent.  This situation is attributable to a number of factors, including the fact that it is a small company which is relatively unknown to stock analysts, stock brokers, institutional investors, and others in the investment community that generate or influence sales volume, and that even if China Wi-Max came to the attention of such persons, they tend to be risk-averse and would be reluctant to follow an unproven, early stage company such as China Wi-Max or purchase or recommend the purchase of any of China Wi-Max Securities until such time as it became more seasoned and viable.  As a consequence, there are periods of several days or more when trading activity in China Wi-Max’s Securities is minimal or non-existent, as compared to a seasoned issuer which has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on the Securities price.  China Wi-Max cannot give investors any assurance that a broader or more active public trading market for its common securities will develop or be sustained, or that any trading levels will be sustained.  Due to these conditions, China Wi-Max can give investors no assurance that they will be able to sell their shares at or near ask prices or at all if they need money or otherwise desire to liquidate their securities of China Wi-Max.

China Wi-Max’s common stock is volatile, which substantially increases the risk that the investor may not be able to sell securities at or above the price that the investor may pay for the security.

Because of the limited trading market for China Wi-Max’s common stock and because of the possible price volatility, the investor may not be able to sell their shares of common stock when the investor desires to do so.  The inability to sell securities in a rapidly declining market may substantially increase the risk of loss because of such illiquidity and because the price for China Wi-Max Securities may suffer greater declines because of China Wi-Max price volatility.

Certain factors, some of which are beyond China Wi-Max’s control, that may cause China Wi-Max’s share price to fluctuate significantly include, but are not limited to the following:

•	Variations in China Wi-Max quarterly operating results;

•	Loss of a key relationship or failure to complete significant transactions;

•	Additions or departures of key personnel; and

•	Fluctuations in stock market price and volume.

Additionally, in recent years the stock market in general, and the over-the-counter markets in particular, have experienced extreme price and volume fluctuations.  In some cases, these fluctuations are unrelated or disproportionate to the operating performance of the underlying company.  These market and industry factors may materially and adversely affect China Wi-Max stock price, regardless of China Wi-Max operating performance.  In the past, class action litigation often has been brought against companies following periods of volatility in the market price of those companies common stock.  If it becomes involved in this type of litigation in the future, it could result in substantial costs and diversion of management attention and resources, which could have a further negative effect on the investment in China Wi-Max’s stock.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not Applicable.

ITEM 2.  PROPERTIES

China Wi-Max’s operations are principally located at 1905 Sherman Street, Suite 335, Denver, Colorado 80203.   As of December 31, 2009, the Company’s lease for the use of the offices at 1905 Sherman Street is month to month.  The monthly rental approximates $1,100.

Da Chuan leases office space in Beijing, China on a month-to-month basis for approximately $5,400 per month.

ITEM 3.  LEGAL PROCEEDINGS

China Wi-Max anticipates that it (including any subsidiaries) will from time to time become subject to claims and legal proceedings arising in the ordinary course of business.  It is not feasible to predict the outcome of any such proceedings and China Wi-Max cannot assure that their ultimate disposition will not have a materially adverse effect on China Wi-Max business, financial condition, cash flows or results of operations.  There are no such claims or legal proceedings as of December 31, 2009.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted during the period covered by this report to a vote of security holders of the Company, through the solicitation of proxies or otherwise.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

China Wi-Max is listed on the over-the-counter bulletin board trading facility (“OTCBB”) China Wi-Max began trading on September 4, 2009. The Company cannot assure that its shares will trade at or above the Company’s net asset value.

Holders

There are approximately 90 holders of record of China Wi-Max common stock as of December 31, 2009.

Dividend Policy

Holders of China Wi-Max common stock are entitled to receive such dividends as may be declared by China Wi-Max’s Board of Directors.  China Wi-Max has not declared or paid any dividends on China Wi-Max common shares and does not plan on declaring any dividends in the near future.  China Wi-Max currently intends to use all available funds to finance the operation and expansion of its business.

Shares Eligible for Future Sale

As of December 31, 2009, China Wi-Max currently has 14,654,004 shares of common stock outstanding.  A current shareholder who is an “affiliate” of China Wi-Max, defined in Rule 144 as a person who directly, or indirectly through one or more intermediaries, controls, or is controlled by, or is under common control with China Wi-Max will be required to comply with the resale limitations of Rule 144.  Of these shares a total of 10,535,002 shares have been held for six months or more and are eligible for resale under Rule 144 assuming the Company has been a reporting company for 90 days.  Sales by affiliates will be subject to the volume and other limitations of Rule 144, including certain restrictions regarding the manner of sale, notice requirements, and the availability of current public information about China Wi-Max.  The volume limitations generally permit an affiliate to sell, within any three month period, a number of shares that does not exceed the greater of one percent of the outstanding shares of common stock or the average weekly trading volume during the four calendar weeks preceding his sale.  A person who ceases to be an affiliate at least three months before the sale of restricted securities beneficially owned for at least two years may sell the restricted securities under Rule 144 without regard to any of the Rule 144 limitations.

Recent Sales of Unregistered Securities

Sales of Unregistered Securities

During 2009 several persons who had purchased our Convertible Notes in prior years exercised their right to convert $1,596,624 due under the notes into 3,193,248 shares of Common Stock.

During the year 2009 we issued 1,900,000 shares of our Common Stock and granted options to purchase up to 4,075,000 shares of Common Stock to seven bona fide employees or consultants to the Company for services in transactions exempt from registration under Section 4(2) of the Securities Act of 1933 and comparable provisions of State securities laws. A total of 975,000 options were immediately exercisable and the balance are exercisable over three years, or upon the achievement of performance milestones. The exercise price is $0.25 per share.

During 2009 we sold Convertible Notes due December 31, 2009 to accredited investors pursuant to transactions exempt from registration under Section 4(2) of the Securities Act of 1933 and comparable provisions of State securities laws. A total of $433,111 of the Notes are convertible into 1,732,444 shares of Common Stock at $0.25 per share and a total of $118,279 of the Notes are convertible into 236,559 shares of Common Stock at $0.50 per share.

These transactions are summarized in the following table.

Date of Transaction	Title of Securities	Number of Shares	Consideration	Class of Purchaser
Various in 2009	Conversion of Notes[1]	3,193,248	$1,596,624	Existing Note holders
Various in 2009	Common Stock	1,900,000	Services	Employees and Consultants
Various in 2009	Options[2]	4,075,000	Services	Employees and Consultants
Various in 2009	Convertible Notes[3]		$433,111	Accredited Investors
Various in 2009	Convertible Notes[4]		$118,279	Accredited Investors

1 Holders of Convertible Notes converted their Notes into Common Stock at $0.25 per share.

2 Options are immediately exercisable to purchase up to 875,000 shares of Common Stock at $0.25 per share.

3 Convertible Notes are exercisable at $0.25 per share.

4 Convertible Notes are exercisable at $0.50 per share.

Exemption From Registration Claimed

All of the sales by us of our unregistered securities were made in reliance upon Section 4(2) of the Securities Act of 1933, as amended (the “1933 Act”).  The persons or entities listed above that purchased unregistered securities were existing shareholders or other persons, known to us and our management, through pre-existing business relationships, as a long standing business associate.  Each was provided access to all material information, which he or it requested, and all information necessary to verify such information and was afforded access to our management in connection with the purchases.  The purchaser of the unregistered securities acquired such securities for investment and not with a view toward distribution, acknowledging such intent to us. All certificates or agreements representing such securities that were issued contained restrictive legends, prohibiting further transfer of the certificates or agreements representing such securities, without such securities either being first registered or otherwise exempt from registration in any further resale or disposition.

ITEM 6.  SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion is intended to provide an analysis of China Wi-Max’s financial condition and should be read in conjunction with China Wi-Max’s financial statements and the notes thereto set forth herein.  The matters discussed in these sections that are not historical or current facts deal with potential future circumstances and developments.  China Wi-Max actual results could differ materially from the results discussed in the forward-looking statements.  Factors that could cause or contribute to such differences include those discussed below.

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

China Wi-Max operating subsidiaries networks are designed to provide the reliability, redundancy, scalability, and other features expected of a carrier class network.  China Wi-Max believes its operating subsidiaries can bypass the local loop facilities of the local exchange carrier to connect enterprise customers directly to the global communications network.  At this time, China Wi-Max has six full-time employees in the United States, augmented by a number of personnel in operating subsidiaries, contract personnel and professional services organizations.

Service to customers is provided through direct connections to the optical fiber or transmissions over licensed radio spectrum provided through China Wi-Max’s Chinese operating subsidiaries.  Currently, the Company’s operating subsidiaries are offering customers high speed broadband Internet access in a pilot program.   Services contemplated to be offered in the future include Voice-over Internet Protocol, or VoIP, bandwidth on demand, bandwidth redundancy, virtual private networks, or VPNs, disaster recovery, bundled data, and video services.

During 2009, the Company continued to put in place the structure and resources necessary to provide the services contemplated in its business plan.  The Company put into place the corporate structure of subsidiaries, licenses and contract relationships necessary to provide services in China.  Audit work and filings with the United States Securities and Exchange Commission were successfully completed to position the Company to become a trading company on the Over The Counter Bulletin Board exchange.  Initial office space  and personnel resources were obtained in China.

The addition of customers will require additional capital to acquire access to new buildings, purchase and install equipment, etc.  The Company is also pursuing opportunities to utilize its wireless assets to provide last mile bridging services for potential customers.  The Company also plans to initialize its network assets in Hangzhou. This project timing will be dependant our ability to raise sufficient capital to proceed.  We are optimistic about the opportunity in China, but recognize how difficult it is to raise capital necessary to carry out the Company's plans.

In the continuance of our business operations, we do not intend to purchase or sell any significant assets and we do not expect a significant change in the number of employees, until additional capital is raised.

RESULTS OF OPERATIONS

For The Year Ended December 31, 2009 Compared to the Year Ended December 31, 2008

During the year ended December 31, 2009, China Wi-Max incurred general and administrative expenses of $2,805,474 compared to $1,520,271 for the year ended December 31, 2008. The $1,285,203 increase was primarily the result of an increase in the Company’s operational activities compared to the prior period. During the year ended December 31, 2009, the Company increased use of outside consultants, as it continued implementation of its business plan. The period over period increase was primarily a result of the staff increases, with an increase of $405,000 in salary and wages, increased consulting and professional fees of $552,000, expenses for operations in China increased of $207,000 and increased travel expense of $63,000. During the year ended December 31, 2009, China Wi-Max incurred $475,000 in expenses related to common stock and expense of $336,361 in options issued as payment for services totaling $811,361 compared to $324,275 for the year ended December 31, 2008.

During the year ended December 31, 2009, China Wi-Max recognized a net loss of $3,108,512 compared to a net loss of $1,716,195 during the year ended December 31, 2008. The $1,392,317 increase in net losses was primarily the result of the $1,285,203 increase in general and administrative expenses, discussed above combined with the $107,114 increase in interest expense as a result of the issuance of convertible promissory notes discussed below.

China Wi-Max’s basic loss per share was $0.24 during the year ended December 31, 2009 versus a net loss per share of $0.17 during the year ended December 31, 2008.

Liquidity and Capital Resources For the Year Ended December 31, 2009 and the Year Ended December 31, 2008

Cash flow from operations has not historically been sufficient to sustain China Wi-Max’s operations without additional sources of capital. At December 31, 2009, the Company had total current assets of $86,909, consisting of cash of $34,524 and prepaid expenses of $52,385. At December 31, 2009, the Company had total current liabilities of $4,251,590. Total current liabilities consist of accounts payable of $357,577, accrued interest of $425,189 and current convertible notes payable of $3,468,824. At December 31, 2009, the Company had a working capital deficit of $4,164,680.

During the year ended December 31, 2009, China Wi-Max used $1,698,944 in its operating activities. The net loss of $3,108,512 was adjusted for $475,000 of services paid for by the issuance of common stock, $73,491 of accrued interest converted to stock, $336,361 in non-cash option expenses, depreciation of $27,448 and $20,378 in amortization. During the year ended December 31, 2009, there was a $28,544 increase in prepaid expenses, a $38,139 decrease in other assets, a $237,747 increase in accounts payable and a $229,548 increase in accrued interest.

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

During the year ended  December  31,  2009,  China  Wi-Max used  $9,850 in its investing  activities,  Most was for purchases of network equipment.

During the year ended  December  31,  2008,  China  Wi-Max used  $384,008 in its investing  activities,  of which $205,133 was for purchases of optical fiber and $178,875  was used  primarily  for deposits for the  acquisition  of  long-lived assets,  which relate to the  acquisition  of business and wireless  licenses in Beijing, Hangzhou and Shanghai, China.

During the year ended December 31, 2009,  China Wi-Max received  $1,596,624 from its  financing  activities.  During year ended  December 31, 2008,  China Wi-Max received $1,522,410 from its financing activities. During the first quarter of 2010, the Company raised an additional $211,500 in exchange for 10% convertible notes.

In June 2007, the Board of Directors authorized the sale of up to $1 million of unsecured convertible promissory notes. Principal and interest are convertible at any time into shares of China Wi-Max’s common stock at $0.25 per share, at the option of the note holders. As of January 2008, the Company oversubscribed the offering and issued $1,004,300 of notes payable, which mature on December 31, 2008, bear interest at 12% per annum, and are unsecured. During the year ended December 31, 2008, China Wi-Max issued an additional $1,429,800 in unsecured convertible promissory notes, which mature on December 31, 2009, bearing interest at 10% per annum, and are unsecured. Principal and interest are convertible at any time into shares of China Wi-Max’s common stock at $0.50 per share, at the option of the promissory note holders. China Wi-Max has not paid nor is any principal or interest due on these notes. As of December 31, 2009, there is $3,468,824 in outstanding convertible notes payable and accrued interest of $425,189.

During the year ended December 31, 2009, China Wi-Max issued 1,900,000 shares of its common stock to individuals as employment signing bonuses and payments for services performed for China Wi-Max, valued at $475,000. In addition, China Wi-Max issued 1,732,447 shares for the conversion of $367,900 in principal and $65,212 in interest of the notes issued in 2007, convertible at $.25 per share. China Wi-Max also issued 236,532 shares for the conversion of $110,000 in principal and $8,266 in interest of the notes issued in 2008, convertible at $.50 per share.

During the year ended December 31, 2008, China Wi-Max issued 884,000 shares of its common stock to individuals as employment signing bonuses and payments for services performed for China Wi-Max, valued at $221,000. In addition, China Wi-Max issued 391,002 shares for the conversion of $84,000 in principal and $13,753 in interest of the notes issued in 2007, convertible at $.25 per share.

Going Concern

The independent registered public accounting firm’s report on the Company’s consolidated financial statements as of December 31, 2009 and 2008, includes a “going concern” explanatory paragraph that describes substantial doubt about the Company’s ability to continue as a going concern.

Critical Accounting Policies

China Wi-Max has identified the policies below as critical to China Wi-Max business operations and the understanding of China Wi-Max results from operations.  The impact and any associated risks related to these policies on the Company’s business operations is discussed throughout Management’s Discussion and Analysis of Financial Conditions and Results of Operations where such policies affect China Wi-Max reported and expected financial results.  For a detailed discussion on the application of these and other accounting policies, see Note 2 in the Notes to the Consolidated Financial Statements.  Note that China Wi-Max’s preparation of this document requires China Wi-Max to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of China Wi-Max financial statements, and the reported amounts of expenses during the reporting periods.  There can be no assurance that actual results will not differ from those estimates.

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

The Company recognizes revenue pursuant to Securities and Exchange Commission, Staff Accounting Bulletin (“SAB”) No. 101, Revenue Recognition in Financial Statements, as amended by SAB No. 104 Revenue Recognition.  Consistent with the requirements of these SABs, revenue is recognized only when:  a) persuasive evidence of arrangement exists, b) delivery has occurred, c) the seller’s price to the buyer is fixed, and d) collection is reasonably assured.

Stock-based Compensation

The Company accounts for stock-based compensation through recognition of the cost of employee services received in exchange for an award of equity instruments in the financial statements and is measured based on the grant date fair value of the award that is ultimately expected to vest during the period. The stock compensation expense is recognized over the period during which an employee is required to provide service in exchange for the award (the requisite service period, which in the Company’s case is the same as the vesting period).

Transactions in which the Company issues stock-based compensation for goods or services received from non-employees are accounted for based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is the more reliably measurable. The Company often utilizes pricing models in determining the fair values of options and warrants issued as stock-based compensations to non-employees. These pricing models utilize the market price of the Company’s common stock and the exercise price of the option or warrant, as well as time value and volatility factors underlying the positions.

Long-Lived Assets

Property and equipment, which consists of fiber optic cable and network support equipment, are stated at cost, less accumulated depreciation.  Depreciation is calculated using the straight-line method over the estimated useful lives ranging from five to twenty five years.  Depreciation is commenced when the assets are placed in service.  The economic lives are estimated at the time assets  are  placed  in  service  and  are  based  on  industry  experience  and anticipated technological or other changes.  If technological changes were to occur more rapidly than anticipated or in a different form than anticipated, the useful lives assigned to these assets may need to be shortened, resulting in the recognition of increased depreciation expense in future periods. The Company’s intangible asset, contractual license rights, represents the Company rights to certain frequency licenses held by Gao Da. The Company amortizes this intangible asset over the twenty-year term of the agreement.  The Company evaluates this intangible asset for impairment annually,  and between  annual  evaluations if events or changes in  circumstances  indicate  that the  carrying  amount of the asset may not be fully  recoverable.  In cases where required, an impairment provision is recognized in an amount by which the carrying value exceeds the estimated fair value of the asset.

Recoverability of the contractual license rights is dependent upon the recoverability of the underlying licenses of Gao Da. The underlying value of the frequency licenses held by Gao Da is dependent on numerous factors, including successful deployment of networks and connectivity, and/or radio links. The Company considers the underlying licenses to have an indefinite useful life under the provisions of Accounting Standards Codification (“ASC”) Topic 350. These licenses are typically renewed if the licensee files a renewal application prior to license expiration wherein the licensee demonstrates its engagement in supplying services or related activities to satisfy the appropriate criteria for renewal. If at any time the Company determines that these criteria will most likely not be met or if there is a change in management’s future business plans or disposition of one or more licenses underlying the contractual license rights, the Company will first test the contractual license rights for impairment and then the Company will modify the life of the contractual license rights and begin amortizing the cost over the remaining underlying license period. The Company also tests its long-lived assets for impairment if there are any legal, regulatory, contractual, competitive, and economic or other factors that are determined to limit the useful lives of the respective assets.

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

Recently Issued and Adopted Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) approved the FASB Accounting Standards Codification (“the Codification”) as the single source of authoritative nongovernmental Generally Accepted Accounted Principles (GAAP). All existing accounting standard documents, such as FASB, American Institute of Certified Public Accountants, Emerging Issues Task Force and other related literature, excluding guidance from the Securities and Exchange Commission (“SEC”), have been superseded by the Codification. All other non-grandfathered, non-SEC accounting literature not included in the Codification has become non-authoritative. The Codification did not change GAAP, but instead introduced a new structure that combines all authoritative standards into a comprehensive, topically organized online database. The Codification became effective for the Company in  September, , 2009, and impacts the Company’s financial statements, as all references to authoritative accounting literature is now referenced in accordance with the Codification.

On January 1, 2009, the Company adopted new accounting guidance related to the accounting for business combinations and related disclosures.  This new guidance addresses the recognition and accounting for identifiable assets acquired, liabilities assumed, and non-controlling interests in business combinations.  The guidance also establishes expanded disclosure requirements for business combinations.  The Company will apply this new guidance to future business combinations, if any.

On January 1, 2009, the Company also adopted new accounting guidance related to the accounting for non-controlling (minority) interests in consolidated financial statements.  This guidance establishes accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary, and requires that non-controlling interests in subsidiaries be reported in the equity section of the controlling company’s balance sheet.  It also changes the manner in which the net income of the subsidiary is reported and disclosed in the controlling company’s income statement.  Because the Company’s subsidiaries are wholly-owned, there are no non-controlling interests, and as a result, the adoption of this guidance had no impact on the Company’s consolidated financial statements.

In May 2009, the FASB established general standards for accounting and disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. The pronouncement required the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, whether that date represents the date the financial statements were issued or were available to be issued. In February 2010, the FASB amended this standard whereby SEC filers, like the Company, are required by GAAP to evaluate subsequent events through the date its financial statements are issued, but are no longer required to disclose in the financial statements that the Company has done so or disclose the date through which subsequent events have been evaluated.

In June 2009, the FASB issued FASB ASC 810-10-65 (Prior authoritative literature:  SFAS No. 167,  Amendments to FASB Interpretation No. 46(R) ) which amends the consolidation guidance applicable to a variable interest entity (“VIE”). This standard also amends the guidance governing the determination of whether an enterprise is the primary beneficiary of a VIE, and is therefore required to consolidate an entity, by requiring a qualitative analysis rather than a quantitative analysis. Previously, the standard required reconsideration of whether an enterprise was the primary beneficiary of a VIE only when specific events had occurred. This standard is effective for fiscal years beginning after November 15, 2009, and for interim periods within those fiscal years. Early adoption is prohibited.  The Company is  evaluating the impact, if any, that this new guidance  may have on its consolidated financial statements.

In August 2009, the FASB provided clarification when measuring liabilities at fair value of a circumstance in which a quoted price in an active market for an identical liability is not available. A reporting entity is required to measure fair value using one or more of the following methods: 1) a valuation technique that uses a) the quoted price of the identical liability when traded as an asset or b) quoted prices for similar liabilities (or similar liabilities when traded as assets) and/or 2) a valuation technique that is consistent with the preexisting fair value guidance. It also clarifies that when estimating the fair value of a liability, a reporting entity is not required to adjust to include inputs relating to the existence of transfer restrictions on that liability. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

In October 2009, the FASB issued an update to existing guidance on accounting for arrangements with multiple deliverables. This update will allow companies to allocate consideration received for qualified separate deliverables using estimated selling price for both delivered and undelivered items when vendor-specific objective evidence or third-party evidence is unavailable. Additional disclosures discussing the nature of multiple element arrangements, the types of deliverables under the arrangements, the general timing of their delivery, and significant factors and estimates used to determine estimated selling prices will be required. This guidance is effective prospectively for interim and annual periods ending after June 15, 2010. The Company is currently evaluating the impact this guidance may have, if any, on its consolidated financial statement, but does not anticipate that this updated guidance will have a material impact.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

China Wi-Max’s operations do not employ financial instruments or derivatives which are market sensitive.  Short term funds are held in non-interest bearing accounts and funds held for longer periods are placed in interest bearing accounts.  Large amounts of funds, if available, will be distributed among multiple financial institutions to reduce risk of loss.   Our cash holdings do not generate interest income.

China Wi-Max incurs expenses and liabilities in both Chinese Renminbi (RMB) and U.S. dollars. Since 1994, the official exchange rate for the conversion of Chinese RMB to U.S. dollars has generally been stable and the Chinese RMB has appreciated slightly against the U.S. dollar. In the past year, the RMB has appreciated quite rapidly against the dollar.  China Wi-Max has not entered into agreements or purchased instruments to hedge its exchange rate risks, although it may do so in the future. China Wi-Max’s results of operations and financial condition may be negatively affected by changes in the value of Chinese RMB.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The audited financial statements of China Wi-Max Communications, Inc. for the years ended December 31, 2009, and 2008, and for the period from July 5, 2006 through December 31, 2009, appear as pages 32 through 42.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
China Wi-Max Communications, Inc.

We have audited the accompanying consolidated balance sheets of China Wi-Max Communications, Inc. and subsidiaries (a Development Stage Enterprise) (the “Company”) as of December 31, 2009 and 2008, and the related consolidated statements of operations, shareholders’ deficit, and cash flows for the years ended December 31, 2009 and 2008, and the period from July 5, 2006 (inception) through December 31, 2009. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of China Wi-Max Communications, Inc. and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for the years ended December 31, 2009 and 2008, and the period from July 5, 2006 (inception) through December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company reported a net loss of approximately $3.1million during the year ended December 31, 2009, and has a working capital deficiency and a shareholders’ deficit of approximately $4.1million and $3.3million respectively, at December 31, 2009. In addition, the Company has a limited operating history and no revenue producing operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans with regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ GHP Horwath, P.C.
Denver, Colorado

April 14, 2010

CHINA WI-MAX COMMUNICATIONS, INC.
(A Development Stage Enterprise)

CONSOLIDATED BALANCE SHEETS

ASSETS
	December 31,	December 31,
	2009	2008
Current assets:
Cash	$34,524	$147,889
Prepaid expenses	52,385	23,841

Total current assets	86,909	171,730

Property and equipment, net	514,731	531,009
Intangible assets and other, net	305,678	364,195
	820,409	895,204

	$907,318	$1,066,934

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities:
Accounts payable	$357,577	$119,830
Accrued interest	425,189	195,641
Convertible notes payable	3,468,824	2,350,100

Total liabilities (all current)	4,251,590	2,665,571

Shareholders' deficit:
Common stock; $.001 par value; 100,000,000 shares authorized;
14,654,004 and 10,785,002 shares issued and outstanding as of
December 31, 2009 and December 31, 2008, respectively	14,654	10,785
Additional paid-in capital	1,892,931	534,048
Accumulated other comprehensive income	25,978	25,853
Deficit accumulated during the development stage	(5,277,835)	(2,169,323)

Total shareholders' deficit	(3,344,272)	(1,598,637)
	$907,318	$1,066,934

See notes to consolidated financial statements.

CHINA WI-MAX COMMUNICATIONS, INC.
(A Development Stage Enterprise)

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

			Period from
			July 5, 2006
			(inception)
			through
	Year Ended December 31		December 31,
	2009	2008	2009

Operating expenses:
General and administrative expense	$(2,805,474)	$(1,520,271)	$(4,760,385)

Operating loss	(2,805,474)	(1,520,271)	(4,760,385)

Other expense:
Interest expense	(303,038)	(195,924)	(517,450)

Net loss	(3,108,512)	(1,716,195)	(5,277,835)

Foreign currency translation gain	125	25,853	25,978

Comprehensive loss	$(3,108,387)	$(1,690,342)	$(5,251,857)

Basic and diluted net loss per share	$(0.24)	$(0.17)

Weighted average number of common
shares outstanding	13,109,534	10,087,814

See notes to consolidated financial statements.

CHINA WI-MAX COMMUNICATIONS, INC.
(A Development Stage Enterprise)

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' DEFICIT

PERIODS FROM JULY 5, 2006 (INCEPTION) THROUGH DECEMBER 31, 2009

				Accumulated	Deficit
			Additional	other	accumulated	Total
	Common stock		paid-in	comprehensive	during the	shareholders'
	Shares	Amount	capital	income	development stage	deficit

Common stock issued for cash between July 5, 2006 (inception and December 31, 2006 at par value ($0.001 per share)	3,825,000	$3,825	$-	$-	$-	$3,825

Net loss			-	-	(8,538)	(8,538)

Balances, December 31, 2006	3,825,000	3,825	-	-	(8,538)	(4,713)

Common stock issued for cash between January and June 2007 at par value ($0.001 per share)	5,230,000	5,230	-	-	-	5,230

Common stock issued for cash between June and December 2007 at par value ($0.001 per share)	260,000	260	-	-	-	260

Common stock issued for services, valued at $0.25 per share	455,000	455	113,295	-	-	113,750

Net loss	-	-	-	-	(444,590)	(444,590)

Balances, December 31, 2007	9,770,000	9,770	113,295	-	(453,128)	(330,063)

Shares of common stock cancelled at par value	(260,000)	(260)	-	-	-	(260)

Common stock issued for services, valued at $0.25 per share	884,000	884	220,116	-	-	221,000

Common stock issued upon conversion of notes and accrued interest in December 2008, valued at $0.25 per share	391,002	391	97,362	-	-	97,753

Fair value of options vested during the year	-	-	103,275	-	-	103,275

Net loss	-	-	-	-	(1,716,195)	(1,716,195)

Other comprehensive income adjustments, gain on foreign currency translation	-	-	-	25,853	-	25,853

Balances, December 31, 2008	10,785,002	10,785	534,048	25,853	(2,169,323)	(1,598,637)

Common stock issued for services	1,900,000	1,900	473,100	-	-	475,000

Common stock issued upon conversion of notes and accrued interest	1,969,002	1,969	549,422	-	-	551,391

Fair value of options vested during the year	-	-	336,361	-	-	336,361

Net loss	-	-	-	-	(3,108,512)	(3,108,512)

Other comprehensive income adjustments, gain on foreign currency translation	-	-	-	125	-	125

Balances, December 31, 2009	14,654,004	$14,654	$1,892,931	$25,978	$(5,277,835)	$(3,344,272)

See notes to consolidated financial statements.

CHINA WI-MAX COMMUNICATIONS,INC.
(A Development Stage Enterprise)

CONSOLIDATED STATEMENTS OF CASH FLOWS

			Period from
			July 5, 2006
			(Inception)
	Year Ended December 31		through
	2009	2008	December 31, 2009

Cash flows from operating activities:
Net loss	$(3,108,512)	$(1,716,195)	$(5,277,835)
Adjustments to reconcile net loss to net cash
used in operating activities:
Common stock issued for services	475,000	221,000	809,750
Accrued interest converted to common stock	73,491	13,753	87,244
Non-cash stock option expense	336,361	103,275	439,636
Depreciation	27,448	6,323	33,770
Amortization	20,378	3,162	25,649
Changes in assets and liabilities:
Increase in prepaid expenses	(28,544)	(15,822)	(52,385)
Decrease in other assets	38,139	-	38,139
Increase in accounts payable	237,747	32,329	357,577
Increase in accrued interest	229,548	179,261	425,189

Net cash used in operating activities	(1,698,944)	(1,172,914)	(3,113,266)

Cash flows from investing activities:

Purchase of property and equipment	(9,850)	(205,133)	(521,329)
Purchase of intangible assets	-	(178,875)	(364,195)

Net cash used in investing activities	(9,850)	(384,008)	(885,524)

Cash flows from financing activities:
Proceeds from issuance of convertible notes payable	1,596,624	1,520,100	4,030,724
Proceeds from issuance of common stock	-	2,310	9,055
Debt issue costs	-	-	(5,270)

Net cash provided by financing activities	1,596,624	1,522,410	4,034,509

Effect of exchange rate changes on cash	(1,195)	-	(1,195)

Net (decrease) increase in cash	(113,365)	(34,512)	34,524
Cash, beginning of period	147,889	182,401	-

Cash, end of period	$34,524	$147,889	$34,524

Supplemental disclosure of non-cash investing and financing activities:

Convertible notes and accrued interest converted to common stock	$551,391	$97,753	$649,144

See notes to consolidated financial statements.

CHINA WI-MAX COMMUNICATIONS, INC.
(A Development Stage Enterprise)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
PERIODS ENDED DECEMBER 31, 2009 AND 2008

1.   Organization, basis of presentation, going concern and management’s plans:

Organization and basis of presentation:

China Wi-Max Communications, Inc. (the “Company”) is a development stage telecommunications broadband provider. The Company is a Nevada corporation formed in July 2006, and is focused on providing commercial customers with high bandwidth connections throughout first and second tier markets in China. For accounting purposes, the Company is classified as a development stage enterprise.

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

In September 2008, the Company effectuated the formation and control of two wholly-owned subsidiaries in China: Beijing Yuan Shan Da Chuan Business Development Ltd. (“Da Chuan”) and Beijing Yuan Shan Shi Dai Technology Ltd. (“Shi Dai”). Da Chuan has contractual agreements with two local Chinese companies to use licenses to deliver “Value Added Telecommunications Services” (Note 4). Shi Dai owns optical fiber assets located in Beijing and Hangzhou; Shi Dai’s purchases of optical fiber assets were made at the direction of and with funding from China Wi-Max prior to consolidation. The Company began initial operation of its network in Beijing in 2008, but has not generated any revenue to date.

The Company’s financial statements as of December 31, 2009 and 2008, and for the year ended December 31, 2009, and the periods from September 24, 2008 (the date at which the Company gained 100% ownership of Da Chuan and Shi Dai) through December 31, 2008 and 2009, include the accounts of Da Chuan and Shi Dai. Intercompany balances and transactions have been eliminated in consolidation.

The Company’s foreign subsidiaries (Da Chuan and Shi Dai) are located in China, and foreign transactions are conducted in currencies other than the U.S. dollar, primarily the Chinese Renmimbi (RMB). Da Chuan and Shi Dai financial statements are maintained in the functional currency. For financial reporting purposes, the financial statements of the subsidiaries have been translated into United States (U.S.) dollars. Assets and liabilities are translated into U.S. dollars at year-end exchange rates. Income and expense items are translated at weighted-average rates of exchange prevailing during the year. Any resulting translation adjustments are charged or credited to other comprehensive income in shareholders’ deficit. Gains and losses on foreign currency transactions are included in other income and expense.

The Company is exposed to movements in foreign currency exchange rates. In addition, the Company is subject to risks including adverse developments in the foreign political and economic environment, trade barriers, managing foreign operations and potentially adverse tax consequences. There can be no assurance that any of these factors will not have a material negative impact on the Company’s financial condition or results of operations in the future.

Going concern and management’s plans:

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company reported a net loss of approximately $3,109,000 for the year ended December 31, 2009, and a working capital deficiency and shareholders’ deficit of approximately $4,165,000 and $3,344,000, respectively, at December 31, 2009. The Company has a limited operating history and no current revenue producing operations. In addition, the Company does not have a revolving loan agreement with any financial institution, nor can the Company provide any assurance it will be able to enter into any such agreement in the future, or be able to raise funds through a future issuance of debt or equity. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company’s continuance as a going concern is dependent on its future profitability and on the on-going support of its shareholders and creditors. In order to mitigate the going concern issues, the Company is continuing its efforts to raise capital. The Company raised approximately $211,500 during the first quarter of 2010 in exchange for 10% convertible notes (Note 5). The Company is planning a $1million to $5 million private placement of stock in mid 2010. However, additional financing may not be available in amounts or on terms acceptable to the Company or at all. As a consequence, if the Company is unable to obtain any additional financing in the near term, the Company will be required to delay its business plan implementation, and/or the Company may be required to cease operations in order to offset the lack of available funding, which would have a material adverse impact on the Company.

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

Impairment of long-lived assets:

Management assesses the carrying values of long-lived assets for impairment when circumstances indicate that such amounts may not be recoverable from future operations. Generally, assets to be held and used are considered impaired if the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. Management does not believe any impairment has occurred as of December 31, 2009. The accounting estimates for the Company’s long-lived assets require management to make significant assumptions about fair value. Management’s assumptions regarding fair value require significant judgments about economic factors, industry factors and technology considerations, as well as about the Company’s business prospects. Changes in these judgments may have a significant effect on the estimated fair values of the Company’s long-lived assets and could result in an impairment charge that could have a material adverse effect on the Company’s statements of position and results of operations.

Debt issue costs:

Debt issue costs of  approximately  $5,000 were fully amortized to interest expense on a straight-line  basis over the term of the related debt,  which matured in December 2008 (Note 5).

Fair value of financial instruments:

The fair value of the  Company’s  cash,  accounts payable and convertible  notes approximate  their carrying amounts due to the short maturities of these instruments.

Revenue recognition:

As of December 31, 2009, the Company has no revenue-producing operations. When revenue generating operations begin, the Company will recognize revenue pursuant to Securities and Exchange Commission, Staff Accounting Bulletin (“SAB”) No. 101, Revenue Recognition in Financial Statements, as amended by SAB No. 104, Revenue Recognition. Consistent with the requirements of these SABs, revenue will be recognized only when: a) persuasive evidence of arrangement exists, b) delivery has occurred, c) the seller’s price to the buyer is fixed, and d) collectability is reasonably assured.

Loss per share:

Basic loss per share of common stock is computed based on the weighted average number of common shares outstanding during the year. Stock options and common shares issuable upon the conversion of debt securities (11,542,292 at December 31, 2009 and 7,178,300 at December 31, 2008) are not considered in the calculation, as the effect would be antidilutive. Therefore, diluted loss per share is equivalent to basic loss per share.

Recently issued and adopted accounting pronouncements:

In June 2009, the Financial Accounting Standards Board (“FASB”) approved the FASB Accounting Standards Codification (“the Codification”) as the single source of authoritative nongovernmental Generally Accepted Accounting Principles (GAAP). All existing accounting standard documents, such as FASB, American Institute of Certified Public Accountants, Emerging Issues Task Force and other related literature, excluding guidance from the Securities and Exchange Commission (“SEC”), have been superseded by the Codification. All other non-grandfathered, non-SEC accounting literature not included in the Codification has become non-authoritative. The Codification did not change GAAP, but instead introduced a new structure that combines all authoritative standards into a comprehensive, topically organized online database. The Codification became effective for the Company in  September , 2009, and impacts the Company’s financial statements, as all references to authoritative accounting literature is now referenced in accordance with the Codification.

On January 1, 2009, the Company adopted new accounting guidance related to the accounting for business combinations and related disclosures.  This new guidance addresses the recognition and accounting for identifiable assets acquired, liabilities assumed, and non-controlling interests in business combinations.  The guidance also establishes expanded disclosure requirements for business combinations.  The Company will apply this new guidance to future business combinations, if any.

On January 1, 2009, the Company also adopted new accounting guidance related to the accounting for non-controlling (minority) interests in consolidated financial statements.  This guidance establishes accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary, and requires that non-controlling interests in subsidiaries be reported in the equity section of the controlling company’s balance sheet.  It also changes the manner in which the net income of the subsidiary is reported and disclosed in the controlling company’s income statement.  Because the Company’s subsidiaries are  wholly-owned, there are no non-controlling interests, and as a result, the adoption of this guidance had no impact on the Company’s consolidated financial statements.

In May 2009, the FASB established general standards for accounting and disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. The pronouncement required the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, whether that date represents the date the financial statements were issued or were available to be issued. In February 2010, the FASB amended this standard whereby SEC filers, like the Company, are required by GAAP to evaluate subsequent events through the date its financial statements are issued, but are no longer required to disclose in the financial statements that the Company has done so or disclose the date through which subsequent events have been evaluated.

In June 2009, the FASB issued FASB ASC 810-10-65 (Prior authoritative literature:  SFAS No. 167,  Amendments to FASB Interpretation No. 46(R) ) which amends the consolidation guidance applicable to a variable interest entity (“VIE”). This standard also amends the guidance governing the determination of whether an enterprise is the primary beneficiary of a VIE, and is therefore required to consolidate an entity, by requiring a qualitative analysis rather than a quantitative analysis. Previously, the standard required reconsideration of whether an enterprise was the primary beneficiary of a VIE only when specific events had occurred. This standard is effective for fiscal years beginning after November 15, 2009, and for interim periods within those fiscal years. Early adoption is prohibited.  The Company is evaluating the impact, if any, that this new guidance  may have on its consolidated financial statements.

In August 2009, the FASB provided clarification when measuring liabilities at fair value of a circumstance in which a quoted price in an active market for an identical liability is not available. A reporting entity is required to measure fair value using one or more of the following methods: 1) a valuation technique that uses a) the quoted price of the identical liability when traded as an asset or b) quoted prices for similar liabilities (or similar liabilities when traded as assets) and/or 2) a valuation technique that is consistent with the preexisting fair value guidance. It also clarifies that when estimating the fair value of a liability, a reporting entity is not required to adjust to include inputs relating to the existence of transfer restrictions on that liability. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

In October 2009, the FASB issued an update to existing guidance on accounting for arrangements with multiple deliverables. This update will allow companies to allocate consideration received for qualified separate deliverables using estimated selling price for both delivered and undelivered items when vendor-specific objective evidence or third-party evidence is unavailable. Additional disclosures discussing the nature of multiple element arrangements, the types of deliverables under the arrangements, the general timing of their delivery, and significant factors and estimates used to determine estimated selling prices will be required. This guidance is effective prospectively for interim and annual periods ending after June 15, 2010. The Company is currently evaluating the impact this guidance may have, if any, on its consolidated financial statements, but does not anticipate that this updated guidance will have a material impact.

3.    Property and equipment:

As of December 31, 2009 and December 31, 2008, property and equipment consists of the following:

	2009	2008
Fiber optic cable	$507,875	$506,616
Network support equipment	40,643	30,716

	548,518	537,332
Less accumulated depreciation	(33,787)	(6,323)

	$514,731	$531,009

4.   Intangible and other assets:

As of December 31, 2009 and 2008, intangible and other assets consist of the following:

	2009	2008
Contractual license rights	$326,056	$326,056
Less accumulated amortization	(20,378)	-

	305,678	326,056
Deposits	-	38,139
	$305,678	$364,195

The Company’s intangible asset, contractual license rights, represents the Company’s rights to certain frequency licenses held by Gao Da. The Company entered into this contract with Gao Da in September 2008. Previous to the contract date, the Company had recorded deposits, which represented cash paid to Gao Da for the purpose of acquiring frequency licenses.

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

Recoverability of the contractual license rights is dependent upon the recoverability of the underlying licenses of Gao Da. The underlying value of the frequency licenses held by Gao Da is dependent on numerous factors, including successful deployment of networks and connectivity, and/or radio links. The Company considers the underlying licenses to have an indefinite useful life under the provisions of ASC Topic 350, Goodwill and Other Intangible Assets. These licenses are typically renewed if the licensee files a renewal application prior to license expiration wherein the licensee demonstrates its engagement in supplying services or related activities to satisfy the appropriate criteria for renewal. If at any time the Company determines that these criteria will most likely not be met, or if there is a change in management’s future business plans or disposition of one or more licenses underlying the contractual license rights, the Company will first test the contractual license rights for impairment, and then the Company will modify the life of the contractual license rights and begin amortizing the cost over the remaining underlying license period. The Company also tests its contractual license rights for impairment if there are any legal, regulatory, contractual, competitive, and economic or other factors that are determined to limit the useful lives of the licenses.

The expected  amortization for the next five years is approximately $16,000 per year, and approximately $226,000 in aggregate for the years thereafter.

5.   Convertible notes payable:

In 2007, the Company issued $914,000 of 12% convertible notes payable; an additional $90,300 of 12% convertible notes were issued in January 2008.  These notes are unsecured, and their maturity date was originally December 31, 2008.  Principal and interest are convertible at any time into shares of the Company’s common stock at $0.25 per share at the option of the note holders.  During 2008, notes for $84,000 and related accrued interest of $13,753 were converted into 391,002 shares of common stock.  During the 2009,  notes for $367,900  and  related  accrued  interest  of $65,211  were  converted  into 1,732,443  shares of common stock.  As of December 31, 2009, the holders of notes totaling $368,500 agreed to extend the maturity date to June 30, 2010, and holders of notes totaling $28,900 have requested conversion to common stock. Notes totaling $155,000 are due on demand as of December 31, 2009.

In 2009 and 2008, the Company issued $1,596,624 and $1,429,800, respectively, of 10% convertible notes payable. These notes bear interest at 10% per annum and are unsecured. Principal and interest are convertible at any time into shares of the Company’s common stock at $0.50 per share at the option of the note holders. In 2008, notes for $110,000 and related accrued interest of $8,279 were converted into 236,559 shares of common stock.  As of December 31, 2009, notes totaling $1,754,940 are due between March and June 30, 2010, and notes totaling $1,046,479 are due on December 31, 2010. At December 31, 2009, holders of notes totaling $10,000 have requested conversion to common stock, and other note holders with notes totaling $105,000 have demanded payment as of December 31, 2009. During the first quarter of 2010, the Company issued additional 10% notes, due December 31, 2010, in exchange for cash of $211,500.

6.   Income taxes:

Based on the U.S. statutory income tax rates, the Company’s  expected  income tax benefit was approximately $1,057,000 and $584,000 for the years ended  December 31, 2009 and 2008,  respectively.  The expected income tax benefit differs from the actual benefit of $0 each period, due primarily to the valuation allowance.

Deferred tax assets  consisted  of the  following at December 31, 2009 and 2008:

	2009	2008
Deferred non-current tax assets:
Net operating loss carryforwards	$1,662,000	$683,000
Stock-based compensation	170,000	56,000
Valuation allowance	(1,832,000)	(739,000)

Net non-current deferred tax assets	$-	$-

The Company’s subsidiaries operate in the Peoples  Republic  of China (PRC) and are therefore subject to the PRC tax laws and  regulations. The PRC federal  statutory  income tax rate is 25% and the local income tax rate is 3%.  At December 31, 2009,  the  Company  has U.S.  net operating  loss carryforwards   of   approximately $4,521,000 which expire through 2029 and PRC net operating loss carryforwards of approximately $257,000 which expire 2014.  As the Company is unable to determine  that it is more likely than not that future taxable  income of the Company will be  sufficient  to utilize the net operating  loss  carryforwards,  a  valuation  allowance  has been established against this asset.

7.   Shareholders deficit:

Stock option plan:

In 2009, the Company recorded total stock-based compensation of $336,361 for options that vested during the year, which is included in general and administrative expense. As of December 31, 2009, the fair value of 300,000 unvested stock options was $27,414 which is expected to be recognized over a weighted average period of approximately three years.

The Company uses the Black-Scholes option pricing model to determine the weighted average fair value of options. The weighted average fair value of options granted during 2009 was $0.38 per share. The assumptions utilized to determine the fair value of options granted in 2009 and 2008 are provided in the following table:

	2009	2008
Risk free interest rates	1.34% - 2.75%	1.61% - 2.89%
Expected volatility	135% - 191%	80% - 89%
Expected term in years	3 - 5	2 - 3
Expected dividend yield	-	-

The following table sets forth stock option activity since  January 1, 2009 :

	Number of Options	Weighted Average Exercise Price	Exercisable	Average Fair Value
Outstanding, January 1, 2009	2,200,000	$0.25	637,500	$0.13
Granted/vested during period	4,075,000	$0.38	1,412,500	$0.20
Forfeited	(925,000)	$0.25	-	$0.14

Outstanding, December 31, 2009	5,350,000	$0.35	2,050,000	$0.18

Nonvested Shares	Number of	Weighted
	Shares	Average Fair

Nonvested Shares at January 1, 2009	1,562,500	$0.13
Granted	4,075,000	$0.20
Vested	(1,412,500)	$0.20
Forfeited	(925,000)	$0.14
Nonvested at December 31, 2009	3,300,000	$0.18

As of December 31, 2009, the Company has 3,300,000 unvested stock options of which 3,000,000 vesting is contingent on future events.

Options granted to date have been granted outside of the plan and have terms that do not exceed five years. There were 2,050,000 vested options as of December 31, 2009. There was $288,750 intrinsic value attributable to options outstanding at the period ended December 31, 2009. There was $255,000 intrinsic value attributable to options vested at the period ended December 31, 2009.

Subsequent to December 31, 2009 , the Company granted an additional 4,700,000 options of stock as payments for services and employee compensation.

Effective January 1, 2008, the Company established a Stock Option Award and Compensation Plan (the “Plan”) covering up to 4,000,000 shares of the Company’s common stock. As part of the shareholders’ approval of the Plan, the Plan was renamed the 2009 Stock Award and Compensation Plan (the “2009 Plan”). Any employee, consultant or Director of the Company, any parent or any subsidiary is eligible to participate. On May 15, 2009, the Board of Directors increased the number of authorized shares to 5,000,000. The exercise prices of the options granted are determined by the Plan committee, whose members are appointed by the Board of Directors, and the exercise prices are generally to be established at the estimated fair value of the Company’s common stock at the date of grant.  The compensation committee may award incentive stock options and nonqualified stock options under the 2009 Plan. Only employees may receive incentive stock options. The compensation committee also determines the exercise price of each option. However, the exercise price of an incentive stock option may not be less than 100% of the fair market value of the underlying shares on the date of grant. The exercise price of any option may not be less than the par value of the underlying share(s). In October 2009, the Company filed an Information Statement on Schedule 14C, which included a proposal for the approval of the 2009 Plan by a majority of the Company’s shareholders (approved by a majority of the Company’s shareholders on October 28, 2009). The 2009 Plan became effective on November 23, 2009.

The compensation committee determines the term of each option, but no term may exceed 10 years from the date of grant. The compensation committee also determines at what time or times each option may be exercised and any conditions that must be met before an option may be exercised. Options may be made exercisable in installments, and the exercisability of options may be accelerated by the compensation committee. As of December 31, 2009, the Company’s Board of Directors was serving as the compensation committee.

Common stock issued for services:

During the year ended  December 31, 2009, the Company issued 1,900,000 shares of common stock to various parties as employment bonuses and payments for services performed for the Company, valued at $475,000 ($0.25 per share). During the year ended December 31, 2008, the Company issued 884,000 shares of common stock to various third parties who performed services for the Company. These shares were valued at $221,000 ($0.25 per share).

Subsequent to December 31, 2009 and through April 12, 2010, the Company issued an additional 1,540,000 common shares of stock as signing bonuses and payments for services performed for the Company, valued at approximately $323,400 ($.21 per share).

8.   Commitments:

Contract with Gao Da

In September  2008, the Company,  through Da Chuan,  entered into a 20-year contract  with Gao Da, in which the Company is entitled to utilize Gao Da’s licenses and contracts that relate to the Company’s deployment of fiber and wireless assets for the Company’s benefit, as defined. As consideration for the service  agreement,  the Company is to pay or reimburse  Gao Da for any licensing  fees for base  stations  or license  renewal  expenses,  and the Company  is to pay a  quarterly  fee to Gao Da equal to one  percent of net revenue  generated  from the use of Gao Da’s  contracts and licenses in the Company’s  business  operations,  as  defined.  No fees were  payable as of December 31, 2009 or 2008 under the contract.

Leases:

The Company leases  office space in Denver,  Colorado on a month-to-month basis. forapproximately $1,100 per month. Da Chuan leases office space in Beijing, China on a month-to-month basis for approximately $5,400 per month  Total lease expense for 2009 and 2008 was approximately $16,000 and $11,000, respectively.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934), as of December 31, 2009. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, because of the material weakness in internal control over financial reporting described below, the Company’s disclosure controls and procedures were not effective as of December 31, 2009.

ITEM 9A(T). CONTROLS AND PROCEDURES

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in the Securities Exchange Act of 1934 Rule 13a-15(f). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.  The Company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit the preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that the Company’s receipts and expenditure are being made only in accordance with authorizations of the Company’s management and directors; and (iii) provide reasonable assurance regarding the prevention or timely detection of unauthorized acquisitions, use, or disposition of the Company’s assets that could have material effect on the Company’s consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods is subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more that a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.  The Company’s Chief Executive Officer and Chief Financial Officer conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009, based on the framework in Internal Control - Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Framework”). As a result of this assessment, management concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2009. Management identified the following material weaknesses in the Company’s internal control over financial reporting:

•
While there were internal controls and procedures in place that relate to financial reporting and the prevention of material misstatements, these controls did not meet the required documentation and effectiveness requirements under the Sarbanes-Oxley Act and therefore, management could not certify that these controls were properly implemented.  As a result, it was management’s opinion that the lack of documentation warranted a material weakness in the financial reporting process.

•
The Company’s disclosure controls and procedures were not effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms, and to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to our management, including our Chief Financial Officer, as appropriate, to allow for timely decisions.  Inadequate controls include the lack of procedures used for identifying, determining, and calculating required disclosures and other supplementary information requirements.

•
Due to the nature and size of the Company’s current operations, there is lack of segregations of duties in financial reporting.  This material weakness is primarily due to the Company’s lack of working capital to hire additional staff.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2009, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

Not applicable.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth information as to persons who currently serve as China Wi-Max directors, executives or officers, including their ages as of December 31, 2009.

Name	Age	Position with CHWM	Served as a Director Since
Dr. Allan Rabinoff	65	Chairman and Executive Director - China Business Development	2006
Steven T. Berman (1)	47	President and Director	2009
Frank R. Ventura	70	Chief Financial Officer	2009
Sharon Xiong	46	Director	2009
Buck Krieger	68	Director	2006

Name	Age	Position with CHWM	Served as a Director Since
Dr. Allan Rabinoff	65	Chairman and Executive Director - China Business Development	2006
Steven T. Berman (1)	47	President and Director	2009
Frank R. Ventura	70	Chief Financial Officer	2009
Buck Krieger	68	Director	2006
Sharon Xiong		Director	2009

(1) Effective March 5, 2009, Mr. Berman was appointed President and Director of China Wi-Max Communications, Inc.

China Wi-Max’s officers are elected by the board of directors at the first meeting after each annual meeting of China Wi-Max’s shareholders and hold office until their successors are duly elected and qualified under China Wi-Max’s bylaws, or as defined by the terms of employment agreements.

The directors named above will serve until the next annual meeting of China Wi-Max’s stockholders. Thereafter, directors will be elected for one-, two-, or three-year terms at the annual stockholders’ meeting. Officers will hold their positions at the pleasure of the board of directors absent any employment agreement. There is no arrangement or understanding between the directors and officers of China Wi-Max’s and any other person pursuant to which any director or officer was or is to be selected as a director or officer.

Dr. Allan Rabinoff , Steven T. Berman, and Frank R. Ventura devote substantially all their time to the affairs of China Wi-Max.  The other Board members or officers of China Wi-Max will devote part-time to its affairs until such time as they may be required to devote full time.

China Wi-Max is building a team of experienced business and telecommunications experts who understand the combined fiber/wireless broadband delivery model and also have business knowledge within China.

Chairman and Founder: Dr. Allan Rabinoff has over twenty-five years of business experience in China and the Far East, including developing international companies and teams.  Dr. Rabinoff has been involved as a Board and Senior Executive Team member of several Chinese ventures.  Additionally, he served as the Chief Operations Officer of In Touch Communications Inc. in Beijing from November 2004 to May 2005.  Dr. Rabinoff has accumulated a vast array of contacts in business and government over the last twenty-five years in Asia and has a firm grasp on the requirements necessary to successfully operate in China.  In 1975, Dr. Rabinoff earned a PhD from the University of Maryland. He also holds a Master’s and Bachelor of Science degree from the University of Wisconsin.

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

Director: Mr. Buck Krieger was appointed to the Company’s Board at its inception in July 2006. In August of 2004 he was the President of StarTelecom, Inc., a telecommunications consulting firm, until July 2006. Mr. Krieger has an extensive financial background which began at Clayton Brokerage Company, which became the largest brokerage house in the country dedicated to commodities.  During his tenure at Clayton Brokerage he was an Executive V.P. and National Sales Manager for ten years. Mr. Krieger retired from Clayton after twenty-five years. He intends to focus his business time primarily on China Wi-Max.

Director: Ms. Sharon Xiong was appointed to the Company’s Board on March 9, 2009. Ms. Xiong received her education in Computer Science from the University of Colorado, Denver and holds an EMBA from the University of Colorado, Denver, a Ph.D. from the Medical school at the University of South Dakota, and an M.S and B.S. from Peking University, China. Sharon Xiong currently leads and manages system verification of High DensitySIP Trunk Gateway at Avaya Communication Inc. Prior to working for Avaya, Sharon worked at Lucent Technologies on 10G optical router (Bandwidth Manager) development and Rhythm Netconnections, Inc., for DSL management software development. Sharon is the president of XBC Consulting firm which offers business consulting services to people who intend to expand their business in China’s emerging market. She understands Chinese culture, has a broad Chinese network, many years hands-on experience in US corporate business operation, and corporate management skills.

Annual Meeting

 The annual meeting will be held at China Wi-Max’s principal office or at such other place as permitted by the laws of the State of Nevada and on such date as may be fixed from time to time by resolution of China Wi-Max Board of Directors.

Committees of the Board of Directors

China Wi-Max is managed by its officers under the oversight of its Board of Directors.  China Wi-Max’s Board of Directors plans to establish an Audit Committee as soon as practicable.  China Wi-Max is currently attempting to recruit one or more independent directors to serve on the Board of Directors and the audit committee, at least one of whom will qualify as an “Audit Committee Financial Expert” as defined in SEC regulations.  China Wi-Max is also establishing a Compensation Committee.  There are currently no other committees under consideration.

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

Previous “Blank Check” or “Shell” Company Involvement

Management of the Company has not been involved in prior private “blank-check” or “shell” companies.

Compliance with Section 16(A) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 (the “Exchange Act”) requires that the Company’s officers and directors, and persons who own more than ten percent of a registered class of the Company’s equity securities, file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than ten percent stockholders are required by regulation to furnish to the Company copies of all Section 16(s) forms they file.

The following persons failed to file forms on a timely basis during the past two fiscal years as required under Section 16(a) as follows:

None.

Conflicts of Interest - Directors

The directors of China Wi-Max, who are not employed full-time, may not devote more than a portion of their time to the affairs of the Company. There may be occasions when the time requirements of China Wi-Max’s business conflict with the demands of their other business and investment activities.  Experienced directors of public companies, particularly those doing business in China, are difficult to engage due to expertise/experience issues and liability, and may not be readily available to be engaged, leaving the Company lacking in experienced directors.

Conflicts of Interest - Other

Certain officers and directors of China Wi-Max may be directors and/or principal shareholders of other companies and, therefore, could face conflicts of interest with respect to potential acquisitions. Additionally, officers and directors of the Company may in the future participate in business ventures which could be deemed to compete directly with the Company. Additional conflicts of interest and non-arms length transactions may also arise in the future in the event the Company’s officers or directors are involved in the management of any firm with which the Company transacts business.    At the date of this Annual Report on Form 10-K, there are no current conflicts of interests involving any of our directors or executive officers as to any known business conflicts of our business.  No member of management is currently an officer/director or affiliate with any other public or private company that is currently, or is planning to be in a competitive business.

ITEM 11.  EXECUTIVE COMPENSATION

Securities Authorized For Issuance Under Equity Compensation Plans

The following table sets forth the compensation paid to officers and board members during the fiscal years ended December 31, 2009, 2008 and 2007. The table sets forth this information for China Wi-Max, including salary, bonus, and certain other compensation to the Board members and named executive officers for the past three fiscal years and includes all Board Members and Officers as of December 31, 2009.

SUMMARY EXECUTIVES COMPENSATION TABLE

Name and Principal Position	Fiscal Year	Salary	Bonus	Stock Awards	Option Awards	All Other Compensation	Total
Dr. Allan Rabinoff, Chairman and Executive Director	2009	$120,000	$—	$—	$—	$30,000	$150,000
	2008	$100,000	$—	$—	$—	$20,000	$120,000
	2007	$—	$—	$20,000	$—	$42,000	$62,000
Steven T. Berman, President and Director (1)	2009	$60,000	$—	$187,500	$37,800	$—	$285,300
	2008	$—	$—	$—	$—	$—	$—
	2007	$—	$—	$—	$—	$—	$—
Frank Ventura, CFO	2009	$42,000	$—	$—	$9,550	$—	$51,550
	2008	$—	$—	$—	$—	$—	$—
	2007	$—	$—	$—	$—	$—	$—
George Harris, Former CFO and Director	2009	$112,500	$—	$112,500	$—	$—	$225,000
	2008	$105,000	$—	$50,000	$39,900	$—	$194,900
	2007	$—	$—	$—	$—	$—	$—

(1)
During the year ended December 31, 2009, Steven Berman received 750,000 shares of common stock, valued at $187,500 as a signing bonus in connection with the employment agreement he executed at that time and 800,000 options with an exercise price of $0.25, valued at $37,800.  In Steven Berman’s employment agreement, it is confirmed that his monthly salary will increase to $15,000 as of March, 1st, 2010.

OPTION/SAR GRANTS IN THE LAST FISCAL YEAR

China Wi-Max adopted an incentive stock option plan pursuant to which the Board of Directors may grant options to key employees, consultants, and others to purchase up to 5,000,000 shares of the Company’s common stock. The shareholders approved the plan at the Annual Meeting in 2009.

 The plan will provide for the grant of incentive stock options with an exercise price of not less than the fair market value on the date of the grant as determined by the Board of Directors and will expire no later than the fifth anniversary of the date of grant.  As of December 31, 2009, the Company has not issued any options under the plan.During the year ended December 31, 2008 and 2009, options exercisable for 2,200,000 and 4,075,000 shares were granted outside the incentive stock option plan discussed above.

The options have a term of five years and an exercise price of $0.25 per share.  The options all have vesting rates.  At December 31, 2009, 2,050,000 shares have vested in full, respectively.  Before any employee options may be delivered or exercised, the shareholders must ratify the Plan.

Employment Agreements and Termination of Employment and Change-In-Control Arrangements

On March 1, 2008, China Wi-Max entered into an employment agreement with Dr. Allan Rabinoff to serve as the Executive Director - China Business Development.  Dr. Rabinoff’s employment agreement has a term of three years and provides for Dr. Rabinoff to receive a base salary of $10,000 per month.  The employment agreement provides that the base salary upon the earlier occurrence of the closing of financing of at least $4 million or December 31, 2008, the base salary will increase to $15,000 per month.  Vesting is accelerated in connection with a change in control or termination.

On March 1, 2008, Dr. Rabinoff was issued an option exercisable for 600,000 shares in connection with his employment agreement.  The option has an exercise price of $0.25 per share and a term of five years.  The option vests at a rate of 75,000 shares with the completion of acquisitions of both the fiber assets and spectrum license in each of the remaining 8 targeted cities of the business plan.  Vesting is accelerated in connection with a change in control or termination of the employment agreement.

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

In connection with the employment agreements, generally, the Company terminates the employment agreement at any time with cause.  The employee has the right to terminate the employment agreement at any time with good reason.  In the event, the Company terminates an employment agreement for cause or the employee terminates his or her employee agreement with good reason, all of such employee’s rights to compensation would cease upon the date of such termination.  If we terminate an employment agreement without cause, then such employee terminates his employment agreement for cause, or in the event of a change in control, we are required to pay to such employee all compensation and other benefits that would have accrued and/or been payable to that employee during the full term of the employment agreement.

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

Compensation Committee Interlocks and Insider Participation

Through December 31, 2009, the China Wi-Max Board of Directors in its entirety acted as the Compensation Committee for China Wi-Max.  Dr. Rabinoff is the Chairman of the Company.  As of February 26, 2008, a Compensation Committee was established.

Stock Option Award and Compensation Plan

China Wi-Max adopted an incentive stock option plan pursuant to which the Board of Directors may grant options to key employees, consultants, and others to purchase up to 5,000,000 shares of the Company’s common stock. The shareholders approved the plan at the Annual Meeting in 2009.

 The plan will provide for the grant of incentive stock options with an exercise price of not less than the fair market value on the date of the grant as determined by the Board of Directors and will expire no later than the fifth anniversary of the date of grant.  As of December 31, 2009, the Company has not issued any options under the plan.

Director Compensation

The Company does not pay any Directors fees for meeting attendance.  An Audit Committee has yet to be established therefore no compensation has been paid for this function.

Director	Director Fees Earned or Paid in Cash	Stock Awards	Option Awards	All Other Compensation	Total
Buck Krieger, Director	$-	$-	$-	$24,000	$24,000
Sharon Xiong, Director	$-	$12,500	$-	$-	$12,500

Limitation on Liability and Indemnification

China Wi-Max is a Nevada corporation. Nevada Revised Statutes (NRS) provide that a Nevada corporation’s Articles of Incorporation may contain a provision eliminating or limiting the personal liability of a director to the corporation or its shareholders for monetary damages for breach of fiduciary duty as a director, except that any such provision may not eliminate or limit the liability of a director (i) for any breach of the director’s duty of loyalty to the corporation or its shareholders, (ii) acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law, (iii) acts specified in the NRS (concerning unlawful distributions), or (iv) any transaction from which a director directly or indirectly derived an improper personal benefit.  China Wi-Max articles of incorporation contain a provision eliminating the personal liability of directors to China Wi-Max or China Wi-Max shareholders for monetary damages to the fullest extent provided by the NRS.

The NRS provides that a Nevada corporation must indemnify a person who was wholly successful, on the merits or otherwise, in defense of any threatened, pending, or completed action, suit, or proceeding, whether civil, criminal, administrative, or investigative and whether formal or informal (a “Proceeding”), in which he or she was a party because the person is or was a director, against reasonable expenses incurred by him or her in connection with the Proceeding, unless such indemnity is limited by the corporation’s articles of incorporation.  China Wi-Max articles of incorporation do not contain any such limitation.

The NRS provides that a Nevada corporation may indemnify a person made a party to a Proceeding because the person is or was a director against any obligation incurred with respect to a Proceeding to pay a judgment, settlement, penalty, fine (including an excise tax assessed with respect to an employee benefit plan) or reasonable expenses incurred in the Proceeding if the person conducted himself or herself in good faith and the person reasonably believed, in the case of conduct in an official capacity with the corporation, that the person’s conduct was in the corporation’s best interests and, in all other cases, his or her conduct was at least not opposed to the corporation’s best interests and, with respect to any criminal proceedings, the person had no reasonable cause to believe that his or her conduct was unlawful.  The Company’s articles of incorporation and bylaws allow for such indemnification.  A corporation may not indemnify a director in connection with any Proceeding by or in the right of the corporation in which the director was adjudged liable to the corporation or, in connection with any other Proceeding charging that the director derived an improper personal benefit, whether or not involving actions in an official capacity, in which Proceeding the director was judged liable on the basis that he or she derived an improper personal benefit.  Any indemnification permitted in connection with a Proceeding by or in the right of the corporation is limited to reasonable expenses incurred in connection with such Proceeding.

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

EQUITY COMPENSATION PLAN INFORMATION

China Wi-Max adopted an incentive stock option plan pursuant to which the Board of Directors may grant options to key employees, consultants, and others to purchase up to 5,000,000 shares of the Company’s common stock. The shareholders approved the plan at the Annual Meeting in 2009.

 The plan will provide for the grant of incentive stock options with an exercise price of not less than the fair market value on the date of the grant as determined by the Board of Directors and will expire no later than the fifth anniversary of the date of grant.  As of December 31, 2009, the Company has not issued any options under the plan.

Securities Authorized For Issuance Under Equity Compensation Plans

The following table provides information as of December 31, 2009 regarding the equity compensation plan (including individual compensation arrangements) under which shares of China Wi-Max’s common stock are authorized for issuance.  No class of our securities other than our common stock or options to purchase our common stock is authorized for issuance under any of our equity compensation plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a) (c)

Equity compensation plans approved by security holders	0	—	0
Equity compensation plans not approved by security holders	1,450,000	$0.25	—
Total	1,450,000	$0.25

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information with respect to the beneficial ownership of China Wi-Max outstanding common stock by:

•	each person who is known by China Wi-Max to be the beneficial owner of five percent (5%) or more of China Wi-Max common stock;

•	China Wi-Max’s President, its other executive officers, and each director as identified in the “Management — Executive Compensation” section; and

•	all of the Company’s directors and executive officers as a group.

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

The information below is based on the number of shares of China Wi-Max common stock that China Wi-Max believes was beneficially owned by each person or entity as of December 31, 2009.  The total shares outstanding as of December 31, 2009 was 14,654,004.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner		Percent of Class		Percent of Class After Conversion of Notes (1)
Common shares	Dr. Allan Rabinoff, Chairman of the Board and Executive Officer 11649 Port Washington Rd. Ste. #224 Mequon, WI 53092	2,825,000		26.2%		16.3%

Common shares	Steven T. Berman, President and Director 11649 Port Washington Rd. Ste. #224 Mequon, WI 53092	0	(2)	0	%(2)	0	%(2)

Common shares	George E. Harris, Chief Financial Officer and Director; Former President 11649 Port Washington Rd. Ste. #224 Mequon, WI 53092	470,000		4.3%		2.7%

Common shares	Frank Jia 7-3-7#, No 102, Youyi Road, Haidian District Beijing, China 100085	1,000,000		9.3%		5.8%

Common shares	Chris Watson P.O. Box 398, 228 E. Union St. Pacific, MO 63068	600,000		5.6%		3.5%

Common shares	Buck Krieger, Director 12 Shari Dr. St. Louis, MO 63122	1,800,000		16.7%		10.4%

Common shares	Jenny Wang, Former Chief Administrative Officer and Director 11649 Port Washington Rd. Ste. #224 Mequon, WI 53092	1,050,000		9.7%		6.1%

Common shares	Henry Zaks 11649 Port Washington Rd. Ste. #224 Mequon, WI 53092	900,000		8.3%		5.2%

Common shares	Daniel Najor, Director (3) 1625 Highland Dr. Solana Beach, California 92075-2124	357,500		3.3%		2.0%

Common shares	All Directors and Executive Officers as a Group (7 persons)	6,522,500		60.4%		37.6%

Common shares	Wang, Sharon & Qi 8552 S Miller Ct, Littleton, Co 80127	20,000		0.2%		0.1%

(1)
Assumes the sale of the maximum number of Notes offered and conversion of all Notes into shares of common stock at $.25 and $.50 per share, which could be 6,540,800 shares. There are no assurances that all the Notes offered will be sold, as investors may not purchase the notes, or that if sold, all of the Notes will be converted. To the extent that less than all the Notes are converted, management’s percentage of ownership in the Company will increase proportionately.

(2)	Mr. Berman was appointed as President and Director March 5, 2009. As of December 31, 2008 he was not a beneficial owner of China Wi-Max Communications, Inc.

(3)	Ms. Xiong was appointed a Director March 9, 2009.

(4)	Mr. Najor resigned as a Director effective March 1, 2009.

Rule 13d-3 under the Securities Exchange Act of 1934 governs the determination of beneficial ownership of securities.  That rule provides that a beneficial owner of a security includes any person who directly or indirectly has or shares voting power and/or investment power with respect to such security.  Rule 13d-3 also provides that a beneficial owner of a security includes any person who has the right to acquire beneficial ownership of such security within sixty days, including through the exercise of any option, warrant or conversion of a security.  Any securities not outstanding which are subject to such options, warrants, or conversion privileges are deemed to be outstanding for the purpose of computing the percentage of outstanding securities of the class owned by such person.  Those securities are not deemed to be outstanding for the purpose of computing the percentage of the class owned by any other person.  Included in this table are only those derivative securities with exercise prices that China Wi-Max believes have a reasonable likelihood of being “in the money” within the next sixty days.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On January 1, 2008, China Wi-Max entered into an employment agreement with Mr. George Harris to serve as the President and Chief Financial Officer of China Wi-Max.  Mr. Harris’s employment agreement has a term of three years and provides for Mr. Harris to receive a base salary of $10,000 per month.  The employment agreement does provide for the possibility of $5,000 per month being deferred, as necessary, and that the deferred salary may be converted into common stock at a rate of $0.25 per share.  In addition, upon the earlier occurrence of the closing of a financing of at least $4 million or December 31, 2008, the base salary will increase to $15,000 per month.  In addition, Mr. Harris’s employment agreement received a signing bonus of 200,000 shares of China Wi-Max’s common stock.

On March 1, 2008, China Wi-Max entered into an employment agreement with Dr. Allan Rabinoff to serve as the Executive Director of Chinese Business Development.  Dr. Rabinoff’s employment agreement has a term of three years and provides for Dr. Rabinoff to receive a base salary of $10,000 per month.  The employment agreement provides that upon the earlier occurrence of the closing of a financing of at least $4 million or December 31, 2008, the base salary will increase to $15,000 per month.

On January 1, 2008, Mr. Harris was issued an option to purchase up to 500,000 shares under the Corporation Stock Option Plan in connection with his employment agreement.  The option has an exercise price of $0.25 per share and a term of five years.  The option vests at a rate of 200,000 on the grant date, 100,000 on each anniversary of the effective date of the employment agreement.  Vesting is accelerated in connection with a change in control or termination of the employment agreement.

In December 2007, Mr. Harris purchased a $5,000 Convertible Promissory Note, as part of the Convertible Note Offering.  The note was due December 31, 2008, and is convertible into shares of common stock at $0.25 per share.

On March 1, 2008, Dr. Rabinoff was issued an option to purchase up to 600,000 shares under the Corporation Stock Option Plan in connection with his employment agreement.  The option has an exercise price of $0.25 per share and a term of five years.  The option vests at a rate of 75,000 shares with the completion of acquisitions of both the fiber assets and spectrum license in each of the remaining 8 targeted cities of the business plan.

On March 1, 2008, Mr. Daniel Najor, a former Director of China Wi-Max, was issued an option to purchase up to 450,000 shares under the Corporation Stock Option Plan.  The option has an exercise price of $0.25 per share and a term of 5 years.  The option vests at a rate of 18,750 shares per month.  Mr. Najor received the option as payment for his services.

On March 5, 2009 China Wi-Max entered into a three-year employment agreement with Mr. Berman to serve as President and Director providing for normal executive participation in the employee benefit plans, expense reimbursements and paid vacations. The Agreement contains normal duties, responsibilities, termination, non-competition, and compensation clauses. The base salary is established at $10,000 per month. The Agreement also provides a signing bonus of 250,000 shares and options vesting over three years to purchse 100,000 shares per year at $.25 per share.

During the years ended December 31, 2009, 2008 and 2007, the following officers and directors of China Wi-Max received shares of common stock in the following amounts for the reasons as stated below.

Name	Number of Shares	Value of Stock	Reason for Issuance
Year Ended December 31, 2007
Jenny Wang, Director	200,000	$200	Services
Dr. Allan Rabinoff, Director	750,000	$750	Services
Buck Krieger, Director	500,000	$500	Services
Jenny Wang	100,000	$100	Services
Buck Krieger, Director	500,000	$500	Services
Dr. Allan Rabinoff, Director	500,000	$500	Services
Dr. Allan Rabinoff	75,000	$18,750	Services
Jenny Wang	50,000	$12,500	Services
Year Ended December 31, 2008
George Harris, President, Chief Financial Officer and Director	200,000	$50,000	Signing Bonus with Employment Agreement
Daniel Najor, Former Director	50,000	$12,500	Services
Year Ended December 31, 2009
Steve T. Berman, President, Director	750,000	$187,500	Signing Bonus with Employment Agreement and Services
George Harris, Former President, Chief Financial Officer and Director	450,000	$112,500	Services
Sharon Xiong, Director	50,000	$12,500	Services

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

GENERAL. GHP Horwath, P.C. (“GHP”) is the Company’s independent registered public accounting firm. The following table represents aggregate fees billed, or expected to be billed to the Company for the years ended December 31, 2009 and December 31, 2008 by GHP Horwath, P.C.

	Year Ended December 31,
	2009	2008
Audit Fees	$56,000	$70,800
	-	-
Audit-related Fees	-	-

Tax Fees	6,000	-

All Other Fees	-	-

Total Fees	$62,000	$70,800

All audit work was performed by the auditors’ full time employees.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following is a complete list of exhibits filed as part of this Form 10K. Exhibit number corresponds to the numbers in the Exhibit table of Item 601 of Regulation S-K.

(a)	Audited financial statements for December 31, 2009

(b)	Exhibit No.	Description
	3.1	Articles of Incorporation of China Wi-Max Communications, Inc. – 7/5/06 (2)

	3.2	Certificate of Amendment – 9/1/06 (Stock amount changed to 50,000,000 @ $.001) (2)

	3.3	Bylaws of China Wi-Max Communications, Inc. (1)

	10.1	Shares Transfer Agreement between Zhouwei and China Wi-Max Communications, Inc. (2)

	10.2	Employment Agreement – George E. Harris (2)

	10.3	Employment Agreement – Allan Rabinoff (2)

	10.4	2008 China Wi-Max Communications, Inc. Stock Option Award and Compensation Plan (2)

	10.5	Cooperation Agreement – English Translation and Chinese (2)

	10.6	Services Agreement between Beijing Yuan Shan Shi Dai Technology Development Ltd. and Beijing Yuan Shan Da Chuan Business Development Ltd. – ENGLISH (3)

	10.7	Services Agreement between Beijing Gao Da Yang Guang Technology Ltd. and Beijing Yuan Shan Da Chuan Business Development Ltd. – ENGLISH (3)

	10.8	Cooperation Agreement Long Teng Jia Xun – ENGLISH (3)

	10.9	Business License of Beijing Yuan Shan Da Chuan Business Development Ltd. – CHINESE and ENGLISH (3)

	10.10	Business License of Beijing Shan Shi Dai Technology Development Ltd. – CHINESE and ENGLISH (3)

	10.11	Declaration of Trust – CHINESE and ENGLISH (4)

	10.12	Amended and Restated Declaration of Trust (5)

	10.13	Security and Pledge Agreement (5)

	10.14	Employment Agreement – Steven T. Berman

	21	List of Subsidiaries

	31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act

	31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act

	32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act

	32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act

	99.1	Appendix A – Diagram

	99.2	Appendix B – Network Overview

	99.3	English Translation of Business License of Gao Da Yang Guang Communication Technology Ltd. (2)

	99.4	English Translation of Business License of Yuan Shan Shi Dai Technology Development, Ltd. (2)

	99.5	Frequency License Explanation Letter (2)

(1) Incorporated by reference from the exhibits included in the Company’s Form 10 filed with the Securities and Exchange Commission (www.sec.gov), dated June 4, 2008. A copy can be provided by mail, free of charge, by sending a written request to China Wi-Max, Inc., 1905 Sherman Street, Suite 335, Denver, Colorado 80203.

(2) Incorporated by reference from the exhibits included in the Company’s Form 10/A filed with the Securities and Exchange Commission (www.sec.gov), dated September 25, 2008. A copy can be provided by mail, free of charge, by sending a written request to China Wi-Max, Inc., 1905 Sherman Street, Suite 335, Denver, Colorado 80203.

(3) Incorporated by reference from the exhibits included in the Company’s Form 10/A filed with the Securities and Exchange Commission (www.sec.gov), dated November 5, 2008. A copy can be provided by mail, free of charge, by sending a written request to China Wi-Max, Inc., 1905 Sherman Street, Suite 335, Denver, Colorado 80203.

(4) Incorporated by reference from the exhibits included in the Company’s Form 10/A filed with the Securities and Exchange Commission (www.sec.gov), dated November 18, 2008. A copy can be provided by mail, free of charge, by sending a written request to China Wi-Max, Inc., 1905 Sherman Street, Suite 335, Denver, Colorado 80203.

(5) Incorporated by reference from the exhibits included in the Company’s Form 8K filed with the Securities and Exchange Commission (www.sec.gov), dated December 19, 2008. A copy can be provided by mail, free of charge, by sending a written request to China Wi-Max, Inc., 1905 Sherman Street, Suite 335, Denver, Colorado 80203.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

China Wi-Max Communications, Inc.

Dated: April 15, 2010
	By:	/s/ Steven T. Berman
Steven T. Berman President and Director

Dated: April 15, 2010
	By:	/s/ Frank R, Ventura
Frank R, Ventura Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: April 15, 2010	/s/ Steven T. Berman
Steven T. Berman, President and Director

Dated: April 15, 2010	/s/ Frank R, Ventura
Frank R, Ventura, Chief Financial Officer and Director

/s/ Dr. Allan Rabinoff
Dr. Allan Rabinoff, Chairman and Executive Director – China Business Development

/s/ Buck Krieger
Buck Krieger, Director

/s/ Sharon Xiong
Sharon Xiong, Dirctor