Form 10-Q
period 2010-03-31
China Wi-Max Communications, Inc.
filed 2010-05-24
CIK 1434667

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from __________ to ___________

Commission file number : 000-53268

CHINA WI-MAX COMMUNICATIONS, INC.

(Exact name of registrant as specified in its charter)

Nevada	61-1504884
(State of Incorporation)	(IRS Employer ID Number)

1905 Sherman Street, Suite 335, Denver, Colorado 80203

(Address of principal executive offices)

303-993-8028

(Registrant's Telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing  requirements for the past 90 days.
Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐     No ☐

Indicate by check mark whether the registrant is a large accelerated file, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)
Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

As of May 11, 2010 there were 16,547,063 shares of the registrant's common stock issued and outstanding.

PART I

ITEM 1. FINANCIAL STATEMENTS

CHINA WI-MAX COMMUNICATIONS, INC.
(A Development Stage Enterprise)

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2010	2009
	(unaudited)

ASSETS
Current assets:
Cash	$57,270	$34,524
Prepaid expenses	31,911	52,385

Total current assets	89,181	86,909

Property and equipment, net	507,901	514,731
Intangible assets and other, net	305,678	305,678
	813,579	820,409

	$902,760	$907,318

LIABILITIES AND EQUITY (DEFICIT)

Current liabilities:
Accounts payable	$624,933	$357,577
Accrued interest	514,041	425,189
Convertible notes payable	3,628,361	3,468,824

Total current liabilities	4,767,335	4,251,590

Equity (Deficit):
China Wi-Max shareholders' deficit:
Common stock; $.001 par value; 100,000,000 shares authorized;
16,194,004 and 14,654,004 shares issued and outstanding as of
March 31, 2010 and December 31, 2009, respectively	16,194	14,654
Additional paid-in capital	3,156,685	1,892,931
Accumulated other comprehensive income	28,012	25,978
Deficit accumulated during the development stage	(7,049,875)	(5,277,835)
Total China Wi-Max shareholders' deficit	(3,848,984)	(3,344,272)

Noncontrolling interest	(15,591)	-
Total deficit	(3,864,575)	(3,344,272)

Total liabilities and deficit	$902,760	$907,318

See notes to unaudited consolidated financial statements.

CHINA WI-MAX COMMUNICATIONS, INC.
(A Development Stage Enterprise)

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

			Period from
			July 5, 2006
			(inception)
	Three Months Ended		through
	March 31,	March 31,	March 31,
	2010	2009	2010

Operating expenses:
General and administrative expense	$(1,694,450)	$(589,020)	$(6,454,835)
Operating loss	(1,694,450)	(589,020)	(6,454,835)

Other expense:
Interest expense	(93,181)	(62,827)	(610,631)

Net loss	(1,787,631)	(651,847)	(7,065,466)
Net loss attributable to the noncontrolling interest	15,591	-	15,591
Net loss attributable to China Wi-Max	(1,772,040)	(651,847)	(7,049,875)

Foreign currency translation gain	2,034	532	28,012

Comprehensive loss	$(1,785,597)	$(651,315)	$(7,037,454)

Basic and diluted net loss per share	$(0.12)	$(0.06)
Weighted average number of common
shares outstanding	15,002,227	11,236,705

See notes to unaudited consolidated financial statements.

CHINA WI-MAX COMMUNICATIONS, INC.
(A Development Stage Enterprise)

CONSOLIDATED STATEMENTS OF EQUITY (DEFICIT)

PERIODS FROM JULY 5, 2006 (INCEPTION) THROUGH MARCH 31, 2010

	China Wi-Max Shareholders
				Accumulated	Deficit
			Additional	other	accumulated		Total
	Common stock		paid-in	comprehensive	during the	Noncontrolling	shareholders'
	Shares	Amount	capital	income	development stage	interest	deficit

Common stock issued for cash between July 5, 2006 (inception)and December 31, 2006 at par value ($0.001 per share)	3,825,000	$3,825	$-	$-	$-	$-	$3,825

Net loss			-	-	(8,538)		(8,538)

Balances, December 31, 2006	3,825,000	3,825	-	-	(8,538)	-	(4,713)

Common stock issued for cash between January and June 2007 at par value ($0.001 per share)	5,230,000	5,230	-	-	-	-	5,230

Common stock issued for cash between June and December 2007 at par value ($0.001 per share)	260,000	260	-	-	-	-	260

Common stock issued for services, valued at $0.25 per share	455,000	455	113,295	-	-	-	113,750

Net loss	-	-	-	-	(444,590)	-	(444,590)

Balances, December 31, 2007	9,770,000	9,770	113,295	-	(453,128)	-	(330,063)

Shares of common stock cancelled at par value	(260,000)	(260)	-	-	-	-	(260)

Common stock issued for services, valued at $0.25 per share	884,000	884	220,116	-	-	-	221,000

Common stock issued upon conversion of notes and accrued interest in December 2008, valued at $0.25 per share	391,002	391	97,362	-	-	-	97,753

Fair value of options vested during the period	-	-	103,275	-	-	-	103,275

Net loss	-	-	-	-	(1,716,195)	-	(1,716,195)

Other comprehensive income adjustments, gain on foreign currency translation	-	-	-	25,853	-	-	25,853

Balances, December 31, 2008	10,785,002	10,785	534,048	25,853	(2,169,323)	-	(1,598,637)

Common stock issued for services	1,900,000	1,900	473,100	-	-	-	475,000

Common stock issued upon conversion of notes and accrued interest	1,969,002	1,969	549,422	-	-	-	551,391

Fair value of options vesting during the period	-	-	336,361	-	-	-	336,361

Net loss	-	-	-	-	(3,108,512)	-	(3,108,512)

Other comprehensive income adjustments, gain on foreign currency translation	-	-	-	125	-	-	125

Balances, December 31, 2009	14,654,004	14,654	1,892,931	25,978	(5,277,835)	-	(3,344,272)

Common stock issued for services	1,540,000	1,540	308,860	-	-	-	310,400

Warrants issued related to convertible notes	-	-	43,292	-	-	-	43,292

Fair value of options vesting during the period	-	-	911,602	-	-	-	911,602

Net loss	-	-	-	-	(1,772,040)	(15,591)	(1,787,631)

Other comprehensive income adjustments, gain on foreign currency translation	-	-	-	2,034	-	-	2,034

Balances, March 31, 2010 (unaudited)	16,194,004	$16,194	$3,156,685	$28,012	$(7,049,875)	$(15,591)	$(3,864,575)

See notes to unaudited consolidated financial statements.

CHINA WI-MAX COMMUNICATIONS,INC.
(A Development Stage Enterprise)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

			Period from
			July 5, 2006
			(Inception)
	Three Months Ended		through
	March 31, 2010	March 31, 2009	March 31, 2010

Cash flows from operating activities:
Net loss	$(1,787,631)	$(651,847)	$(7,065,466)
Adjustments to reconcile net loss to net cash
used in operating activities:
Common stock issued for services	310,400	258,750	1,120,150
Accrued interest converted to common stock	-	-	87,244
Non-cash stock option expense	911,602	15,699	1,351,238
Amortization of debt issue costs	4,329	-	4,329
Depreciation	6,911	8,689	40,682
Amortization	-	8,151	25,649
Changes in assets and liabilities:
Decrease (Increase) in prepaid expenses	20,474	30,278	(31,912)
Decrease in other assets	-	-	38,139
Increase in accounts payable	267,356	96,526	624,933
Increase in accrued interest	88,852	62,841	514,041

Net cash used in operating activities	(177,707)	(170,913)	(3,290,973)

Cash flows from investing activities:

Purchase of property and equipment	-	(65,419)	(521,329)
Purchase of intangible assets	-	-	(364,195)

Net cash used in investing activities	-	(65,419)	(885,524)

Cash flows from financing activities:
Proceeds from issuance of convertible notes payable and warrants	198,500	95,000	4,229,224
Proceeds from issuance of common stock	-	-	9,055
Debt issue costs	-	-	(5,270)

Net cash provided by financing activities	198,500	95,000	4,233,009

Effect of exchange rate changes on cash	1,953	-	758

Net increase (decrease) in cash	22,746	(141,332)	57,270
Cash, beginning of period	34,524	147,889	-

Cash, end of period	$57,270	$6,557	$57,270

Supplemental disclosure of non-cash investing
and financing activities:

Convertible notes and interest converted to common stock	$-	$-	$649,144

See notes to unaudited consolidated financial statement.

CHINA WI-MAX COMMUNICATIONS, INC.
(A Development Stage Enterprise)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2010 AND 2009
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

The Company's  financial  statements  as of March 31, 2010, the year ended December 31, 2009, and the periods from  September 24, 2008  (the date at which the Company gained 100% ownership of Da Chuan and Shi Dai) through  March 31, 2010,  include the accounts of Da Chuan and Shi Dai.  In June 2009, the Financial Accounting Standards Board (“FASB”)  issued FASB ASC 810-10-65 (Prior authoritative literature:  SFAS No. 167,  Amendments to FASB Interpretation No. 46(R) ) which amends the consolidation guidance applicable to a variable interest entity (“VIE”). This standard also amends the guidance governing the determination of whether an enterprise is the primary beneficiary of a VIE, and is therefore required to consolidate an entity, by requiring a qualitative analysis rather than a quantitative analysis. Previously, the standard required reconsideration of whether an enterprise was the primary beneficiary of a VIE only when specific events had occurred.  The Company adopted this guidance on January 1, 2010.  In  connection with the adoption of the new accounting rules for entities “VIE’s” the Company began consolidating Beijing Gao Da Yang Guang Communication Technology Ltd. (“Gao Da”) beginning on January 1, 2010. All intercompany balances and transactions have been eliminated in consolidation. The non-controlling interest in Gao Da has been presented separately within the Company's balance sheet and statement of operations. The consolidation of Gao Da did not have a material impact on the consolidated financial statements.

The Company's foreign  subsidiaries (Da Chuan and Shi Dai and Gao Da beginning January 1, 2010) are located in China, and foreign  transactions are conducted in currencies other than the U.S.  dollar,  primarily the Chinese  Renmimbi  (RMB). Da Chuan, Shi Dai and Gao Da financial statements  are  maintained  in  the  functional  currency.  For financial reporting purposes, the financial statements of the subsidiaries have  been  translated  into  United  States  (U.S.)  dollars.  Assets and liabilities  are translated into U.S. dollars at year-end  exchange rates. Income and  expense  items are  translated  at  weighted-average  rates of exchange prevailing during the year.  Any resulting translation adjustments are charged or credited to other comprehensive income in shareholders' deficit. Gains and losses on foreign currency  transactions  are included in other income and expense.

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

Going concern and management's plans:

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.  The Company reported a net loss of $1,787,631 for the three months ended March 31, 2010, and a working capital deficiency and deficit of approximately $4,678,000 and $3,865,000, respectively, at March 31, 2010.  The Company has a limited operating  history and no current revenue producing operations.  In addition, the Company does not have a revolving loan agreement with any financial institution,  nor can the Company provide any assurance it will be able to enter into any such agreement in the future, or be able to raise funds through a future  issuance of debt or equity.  These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of assets or the amounts and  classification of liabilities that might be  necessary should the Company be unable to continue as a going concern.

The Company's continuance as a going concern is dependent on its future profitability and on the on-going support of its shareholders and creditors. In order to mitigate the going concern issues, the Company is continuing its efforts to raise capital. The Company raised approximately $198,500 during the three months ended March 31, 2010. The Company is planning a $1 million to $5 million private placement of stock in mid 2010. However, additional financing may not be available in amounts or on terms acceptable to the Company or at all. As a consequence, if the Company is unable to obtain any additional financing in the near term, the Company will be required to delay its business plan implementation, and/or the Company may be required to cease operations in order to offset the lack of available funding, which would have a material adverse impact on the Company.

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

Impairment of long-lived assets:

Management assesses the carrying values of long-lived assets for impairment when circumstances indicate that such amounts may not be recoverable from future operations. Generally, assets to be held and used are considered impaired if the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. Management does not believe any impairment has occurred as of March 31, 2010. The accounting estimates for the Company's long-lived assets require management to make significant assumptions about fair value. Management's assumptions regarding fair value require significant judgments about economic factors, industry factors and technology considerations, as well as about the Company's business prospects. Changes in these judgments may have a significant effect on the estimated fair values of the Company's long-lived assets and could result in an impairment charge that could have a material adverse effect on the Company’s statements of position and results of operations.

Fair value of financial instruments:

The fair value of the  Company's  cash,  accounts payable and convertible  notes approximate  their carrying amounts due to the short maturities of these instruments.

Consolidation of variable interest entities:

In June 2009, the FASB issued new guidance that amended the existing criteria for consolidating variable interest entities (“VIEs”). The new consolidation criteria requires an ongoing qualitative assessment of which entity has the power to direct matters that most significantly impact the activities of a VIE and has the obligation to absorb losses or benefits that could be potentially significant to the VIE. The new guidance was effective for the Company beginning January 1, 2010.
In connection with the adoption of the new accounting rules for VIEs, the Company consolidated affiliate Gao Da beginning on January 1, 2010. All intercompany balances and transactions have been eliminated. The consolidation did not have a material impact on the financial statements.

Revenue recognition:

As of March 31, 2010, the Company has no revenue-producing operations. When revenue generating operations begin, the Company will recognize revenue pursuant to Securities and Exchange Commission, Staff Accounting Bulletin ("SAB") No. 101, Revenue Recognition in Financial Statements, as amended by SAB No. 104, Revenue Recognition. Consistent with the requirements of these SABs, revenue will be recognized only when: a) persuasive evidence of arrangement exists, b) delivery has occurred, c) the seller's price to the buyer is fixed, and d) collectability is reasonably assured.

Loss per share:

Basic loss per share of common stock is computed based on the weighted average number of common shares outstanding during the year. Stock options and common shares issuable upon the conversion of debt securities (16,490,719 at March 31, 2010 and 7,624,550 at March 31, 2009) are not considered in the calculation, as the effect would be antidilutive. Therefore, diluted loss per share is equivalent to basic loss per share.

3.	Property and equipment:

As of March 31, 2010 and December 31, 2009, property and equipment consists of the following:

	March 31, 2010	December 31, 2009

Fiber optic cable	$507,957	$507,875
Network equipment	40,649	40,643
	548,606	548,518
Less accumulated depreciation	(40,705)	(33,787)
	$507,901	$514,731

4.	Intangible assets:

As of March 31, 2010 and December 31, 2009, intangible assets consist of the following:

	March 31, 2010	December 31, 2009

License rights	$326,056	$326,056
Less accumulated amortization		(20,378)
	$326,056	$305,678

Prior to January 1, 2010, the Company's intangible asset, contractual license rights, represents the Company’s rights to certain frequency licenses held by Gao Da. The contractual license rights represent the right to revenue generated from customers who contract to utilize frequency licenses held by Gao Da (Note 8). Prior to January 1, 2010, the Company amortized this intangible asset over the twenty-year term of the agreement. With the consolidation of Gao Da effective January 1, 2010, the Company has recorded the underlying frequency licenses held by Gao Da and has eliminated the contractual license rights in consolidation. The Company does not Amoritize these license rights. The Company evaluates this intangible asset for impairment annually, and between annual evaluations if events or changes in circumstances indicate that the carrying amount of the asset may not be fully recoverable. In cases where required, an impairment provision is recognized in an amount by which the carrying value exceeds the estimated fair value of the asset.

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

As of March 31, 2010, the holders of 12% convertible notes totaling $518,500 agreed to extend the maturity date to June 30, 2010, and holders of notes totaling $5,000 have requested conversion to common stock.

As of March 31, 2010, 10% convertible notes totaling $1,754,945 are due through June 30, 2010, and notes totaling $1,046,479 are due on December 31, 2010. At March 31, 2010, holders of notes totaling $10,000 have requested conversion to common stock, and other note holders with notes totaling $105,000 have demanded payment as of March 31, 2010.

During the three month period ended March 31, 2010, the Company issued $198,500 of 10%, unsecured convertible notes payable.  Principal and interst on these notes are payable solely in shares of the Company's common stock. Principal and interest are convertible at any time into shares of the Company's common stock at $0.50 per share at the option of the note holders if converted prior to December 31, 2010. On December 31, 2010,  if not converted, the conversion price is the lesser of $0.50 per share or the Average daily closing price ten days prior to December 31, 2010. Of the $198,500 debt issued during the three month period ended March 31, 2010, $148,500 included detatchable warrants. For each dollar, two warrants were granted with a five-year term and are exercisable at $1.00 per share. The Company recorded the warrants at their relative fair value a discount of  $38,963 has been recorded at March 31, 2010.

Subsequent to March 31, 2010, the Company issued $30,000 of 10% convertible notes payable and warrants to purchase 60,000 shares of common stock at $1.00 per share.

Subsequent to March 31, 2010, certain notes payable were converted to 353,059 shares of common stock.

6.	Income taxes:

Based on the U.S. statutory income tax rates, the Company's  expected  income tax benefit was approximately $607,795 and $222,000 for the three months ended  March 31, 2010 and 2009,  respectively.  The expected income tax benefit differs from the actual benefit of $0 each period, due primarily to the valuation allowance.

7.	Equity (deficit):

Stock option plan:

In the three months ended March 31, 2010, the Company recorded total stock-based compensation of approximately $912,000 for options that vested during the period, which is included in general and administrative expense and interest expense. As of March 31, 2010, the fair value of 600,000 unvested stock options was $103,800 which is expected to be recognized over a weighted average period of approximately three years.

The Company uses the Black-Scholes option pricing model to determine the weighted average fair value of options. The weighted average fair value of options granted during the three months ended March 31, 2010 was $0.28 per share. The assumptions utilized to determine the fair value of options granted through March 31, 2010 are provided in the following table:

	March 31,2010	March 31,2009

Risk free interest rates	2.38%-2.44%	0.66% - 2.89%
Expected volatility	181%-185%	80% - 136%
Expected term in years	5	2-3
Expected dividend yield	-	-

The following table sets forth stock option activity since January 1, 2010:

		Weighted
		Average		Weighted
	Number of	Exercise		Average
	Options	Price	Exercisable	Fair Value

Outstanding, January 1, 2010	5,350,000	$0.35	2,050,000	$0.18
Granted/vested during period	4,350,000	$0.28	4,050,000	$0.28
Outstanding, March 31, 2010	9,700,000	$0.32	6,100,000	$0.21

		Weighted
	Number of	Average
	Shares	Fair Value

Nonvested shares at January 1, 2010	3,300,000	$0.18
Granted	330,000	$0.22
Nonvested at March 31, 2010	3,630,000	$0.18

As of March 31, 2010, the Company has 3,600,000 unvested stock options of which vesting on  3,000,000 are contingent on future events.

Options granted to date have been granted outside of the plan and have terms that do not exceed five years. There were 6,100,000 vested options as of March 31, 2010. There was no intrinsic value attributable to outstanding or vested options at March 31, 2010.

Common stock issued for services:

During the three month period ended March 31, 2010, the Company issued 1,540,000 shares of common stock to various third parties who performed development stage services for the Company. These shares were valued at $310,400. During the three month period ended March 31, 2009, the Company issued 1,035,000 shares of common stock to various third parties who performed development stage services for the Company and for employee bonuses. These shares were valued at $258,750 ($0.25 per share).

8.	Commitments:

Contract with Gao Da:

In September  2008, the Company,  through Da Chuan,  entered into a 20-year contract  with Gao Da, in which the Company is entitled to utilize Gao Da's licenses and contracts that relate to the Company's deployment of fiber and wireless assets for the Company's benefit, as defined. As consideration for the service  agreement,  the Company is to pay or reimburse  Gao Da for any licensing  fees for base  stations  or license  renewal  expenses,  and the Company  is to pay a  quarterly  fee to Gao Da equal to one  percent of net revenue  generated  from the use of Gao Da's  contracts and licenses in the Company's  business  operations,  as  defined. The Company consolidated Gao Da effective January 1, 2010. All intercompany transactions have been eliminated.

Leases:

The Company leases  office space in Denver,  Colorado on a month-to-month basis for approximately $1,100 per month. Da Chuan leases office space in Beijing, China on a month-to-month basis for approximately $5,400 per month.

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

RESULTS OF OPERATIONS

Results of Operations for the Three Months Ended March 31, 2010 Compared to the Three Months Ended March 31, 2009

During the three months ended March 31, 2010 and 2009, China Wi-Max did not recognize any revenues.

During the three months ended March 31, 2010, China Wi-Max incurred general and administrative expenses of $1,694,450 compared to $589,020 for the three months ended March 31, 2009. The $1,105,430 increase was a result of an increase in the Company's operational activities compared to the prior period. During the three months ended March 31, 2010, there was an increase of approximately $640,000 in salary and wages, expenses for operations in China increased by $23,000, consulting and professional fees increased by $440,000 and travel and other items decreased by $6,000 over the prior period ended March 31, 2009.

During the three months ended March 31, 2010, China Wi-Max recognized a net loss of $1,787,631 compared to a net loss of $651,847 during the three months ended March 31, 2009. The $1,135,784 increase in net loss was primarily a result of the $1,105,430 increase in general and administrative expenses, discussed above combined with the $30,354 increase in interest expense as a result of the issuance of convertible promissory notes discussed below.

China Wi-Max's basic loss per share was $.12 during the three months ended March 31, 2010 versus a net loss of $0.06 per share during the three months ended March 31, 2009.

LIQUIDITY

Historically, cash flow from operations has not been sufficient to sustain China Wi-Max's operation without additional sources of capital. At March 31, 2010, the Company had total current assets of $89,181, consisting of cash of $57,270 and prepaid expenses of $31,911. At March 31, 2010, the Company had total current liabilities of $4,767,335. Total current liabilities consisted of accounts payable of $624,933, accrued interest of $514,041 and current convertible notes payable of $3,628,361. At March 31, 2010, the Company had a working capital deficit of $4,678,154.

During the three months ended March 31, 2010, China Wi-Max used $177,707 in its operating activities. The net loss of $1,787,631 was adjusted for $310,400 of services paid for by the issuance of common stock, $911,602 in non-cash option expenses, amortization of debt issue costs of $4,329  and $6,911 in depreciation and amortization costs. During the three months ended March 31, 2010, there was a $20,474 decrease in prepaid expenses, a $267,356 increase in accounts payable, a $88,852 increase in accrued interest.

During the three months ended March 31, 2009, China Wi-Max used $170,913 in its operating activities. The net loss of $651,847 was adjusted for $258,750 of services paid for by the issuance of common stock, $15,699 in non-cash stock option expenses and $16,840 in depreciation and amortization costs. During the three months ended March 31, 2010, there was a $30,278 decrease in prepaid expenses, a $96,526 increase in accounts payable, a $62,841 increase in accrued interest.

During the three months ended March 31, 2010, China Wi-Max did not have any investing activities. During the three months ended March 31, 2009, China Wi-Max used $65,419 in its investing activities for the purchase of property and equipment.

During the three months ended March 31, 2010, China Wi-Max received $198,500 from its financing activities. During the three months ended March 31, 2009, China Wi-Max received $95,000 from its financing activities.

China Wi-Max has not paid nor is any principal or interest due on notes payable . As of March 31, 2010, there is $3,628,361 in outstanding convertible notes payable and accrued interest of $514,041.

During the three months ended March 31, 2010, China Wi-Max issued 1,540,000 shares of its common stock to individuals as employment compensation and payments for services performed for China Wi-Max, valued at $310,400. During the three months ended March 31, 2009, China Wi-Max issued 1,035,000 shares of its common stock to individuals as employment signing bonuses and payments for services performed for China Wi-Max, valued at $258,750.

During the three months ended March 31, 2010, China Wi-Max issued stock options exercisable for 4,350,000 shares of its common stock, with an exercise price in a range from $0.25 to $0.50 per share and a term of 5 years. The options have variable vesting rates. During the three months ended March 31, 2010, options exercisable for 4,050,000 shares were vested. These options were valued using the Black-Scholes model, and the Company has recorded $911,602 of non-cash stock option expense during the three months ended March 31, 2010.

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

In the event that our operating plan changes due to changes in our strategic plans, lower than expected revenues, unanticipated expenses, increased competition, unfavorable economic conditions or other unforeseen circumstances, including the continued turmoil and tightening of the credit markets, and further weakening of consumer confidence and spending, our liquidity may be negatively impacted. If so, we could be required to adjust our expenditures for the remainder of 2010 and for 2011 to conserve working capital or raise additional capital, possibly including debt or equity financing, to fund operations and our growth strategy.

Need for Additional Financing

China Wi-Max's business plan requires funding to develop and expand a new capital intensive business. China Wi-Max has been addressing funding needs for the next twelve months estimated at $10 to $15 million dollars to carry out the business plan. To continue to expand and grow the business beyond twelve months will require significant additional capital and China Wi-Max expects to be continually raising funds for at least the next twenty-four months to thirty-six months. Although management believes there is tremendous upside potential, failure to raise sufficient additional capital could result in reduced growth, or in the worst case, failure of the business. These ongoing capital needs are reflected in the Company's independent registered public accounting firm's Audit report for the audited periods ending December 31, 2009, which included a "going concern" emphasis prargraph.

No commitments to provide additional funds have been made by our management or other stockholders. Accordingly, there can be no assurance that any additional funds will be available to us to allow it to cover our expenses as they may be incurred.

ITEM 3. QUANTATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable

ITEM 4T. CONTROLS AND PROCEDURES

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

As required by SEC Rule 15d-15(b), we carried out an evaluation under the supervision and with the participation of our management, including the Chief Executive Officer/Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 15d-14 as of the end of the period covered by this report. Based on the foregoing evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are ineffective in timely alerting him to material information required to be included in our periodic SEC filings and to ensure that information required to be disclosed in our periodic SEC filings is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Management's Report on Internal Control over Financial Reporting

This quarterly report does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of the Company's registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission of newly public companies.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

NONE

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company made the following unregistered sales of its securities from January 1, 2010 through March 31, 2010.

<
DATE OF SALE	TITLE OF SECURITIES	NO. OF SHARES	CONSIDERATION	CLASS OF PURCHASER
1/5/2010	Common stock	20,000	$10,000 Convertible Promissory Note	Business Associate
1/15/2010	Common stock	80,000	$40,000 Convertible Promissory Note	Business Associate
2/22/2010	Common stock	20,000	$10,000 Convertible Promissory Note	Business Associate
3/5/2010	Common stock	50,000	$25,000 Convertible Promissory Note	Business Associate
3/8/2010	Common stock	12,000	$6,000 Convertible Promissory Note	Business Associate
3/15/2010	Common stock	20,000	$10,000 Convertible Promissory Note	Business Associate
3/15/2010	Common stock	50,000	$25,000 Convertible Promissory Note	Business Associate
3/15/2010	Common stock	20,000	$10,000 Convertible Promissory Note	Business Associate
3/18/2010	Common stock	10,000	$5,000 Convertible Promissory Note	Business Associate
3/18/2010	Common stock	10,000	$5,000 Convertible Promissory Note	Business Associate
3/18/2010	Common stock	30,000	$15,000 Convertible Promissory Note	Business Associate
3/22/2010	Common stock	4,000	$2,000 Convertible Promissory Note	Business Associate
3/24/2010	Common stock	31,000	$15,500 Convertible Promissory Note	Business Associate
3/24/2010	Common stock	40,000	$20,000 Convertible Promissory Note	Business Associate

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

CHINA WI-MAX COMMUNICATIONS, INC.
(Registrant)

Dated: May 24, 2010	By: /s/ Steve T. Berman
Steven Berman
President

Dated: May 24, 2010	By: /s/ Frank Ventura
Frank Ventura,
Chief Financial Officer