Form 10-Q
period 2010-06-30
China Wi-Max Communications, Inc.
filed 2010-08-23
CIK 1434667

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010

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

As of August 20, 2010 there were 19,545,115 shares of the registrant's common stock issued and outstanding.

		Page
PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

Balance Sheets –June 30, 2010 (Unaudited) and December 31, 2009		F-1

Statements of Operations (Unaudited) - Three months and six months ended June 30, 2010 and 2009 and the period From July 5, 2006 (Inception) to June 30, 2010		F-2 – F-3

Statements of Changes in Deficit (Unaudited) - From July 5, 2006 (Inception) to June 30, 2010		F-4

Statements of Cash Flows (Unaudited) - Six months ended June 30, 2010 and 2009 and From July 5, 2006 (Inception) to June 30, 2010		F-5

Notes to the Financial Statements (Unaudited)		F-6

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	3

Item 3.	Quantitative and Qualitative Disclosures About Market Risk - Not Applicable	4

Item 4T.	Controls and Procedures	5

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings -Not Applicable	5

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	5

Item 3.	Defaults Upon Senior Securities - Not Applicable	5

Item 4.	Submission of Matters to a Vote of Security Holders - Not Applicable	6

Item 5.	Other Information - Not Applicable	6

Item 6.	Exhibits	6

SIGNATURES		7

CHINA WI-MAX COMMUNICATIONS, INC.
(A Development Stage Enterprise)

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2010	2009
	(unaudited)

ASSETS

Current assets:
Cash	$308	$34,524
Prepaid expenses	30,309	52,385
Total current assets	30,617	86,909
Property and equipment, net	502,997	514,731
Intangible assets	305,678	305,678
	808,675	820,409
	$839,292	$907,318

LIABILITIES AND DEFICIT

Current liabilities:
Accounts payable	$656,492	$357,577
Accrued interest	580,943	425,189
Notes payable	3,661,444	3,468,824
Total current liabilities	4,898,879	4,251,590

Deficit:
China Wi-Max shareholders' deficit:
Common stock; $.001 par value; 100,000,000 shares authorized; 17,892,063 and 14,654,004 shares issued and outstanding as of June 30, 2010 and December 31, 2009, respectively	17,892	14,654
Additional paid-in capital	3,559,174	1,892,931
Accumulated other comprehensive income	26,889	25,978
Deficit accumulated during the development stage	(7,643,686)	(5,277,835)
Total China Wi-Max shareholders' deficit	(4,039,731)	(3,344,272)
Noncontrolling interest	(19,856)	-
Total deficit	(4,059,587)	(3,344,272)

Total liabilities and deficit	$839,292	$907,318

See notes to unaudited consolidated financial statements.

CHINA WI-MAX COMMUNICATIONS, INC.
(A Development Stage Enterprise)

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

	Three Months Ended
	June 30,	June 30,
	2010	2009

Operating expenses:
General and administrative expense	$(432,991)	$(843,257)
Operating loss	(432,991)	(843,257)

Other expense:
Interest expense	(165,085)	(70,850)

Net loss	(598,076)	(914,107)
Net loss attributable to the noncontrolling interest	4,265	-
Net loss attributable to China Wi-Max	(593,811)	(914,107)

Foreign currency translation loss	(1,123)	(532)

Comprehensive loss	$(599,199)	$(914,639)

Basic and diluted net loss per share attribute to China Wi-Max common shareholders	$(0.04)	$(0.07)
Weighted average number of common shares outstanding	16,373,938	12,558,464

See notes to unaudited consolidated financial statements.

CHINA WI-MAX COMMUNICATIONS, INC.
(A Development Stage Enterprise)

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(UNAUDITED)

			Period from
			July 5, 2006
			(inception)
	Six Months Ended		through
	June 30,	June 30,	June 30,
	2010	2009	2010

Operating expenses:
General and administrative expense	$(2,127,441)	$(1,432,291)	$(6,887,826)
Operating loss	(2,127,441)	(1,432,291)	(6,887,826)

Other expense:
Interest expense	(258,266)	(133,677)	(775,716)

Net loss	(2,385,707)	(1,565,968)	(7,663,542)
Net loss attributable to the noncontrolling interest	19,856	-	19,856
Net loss attributable to China Wi-Max	(2,365,851)	(1,565,968)	(7,683,398)

Foreign currency translation gain	911	54	26,889

Comprehensive loss	$(2,384,796)	$(1,565,914)	$(7,636,653)

Basic and diluted net loss per share attribute to China Wi-Max common shareholders	$(0.15)	$(0.13)
Weighted average number of common shares outstanding	15,601,408	11,963,317

See notes to unaudited consolidated financial statements.

CHINA WI-MAX COMMUNICATIONS, INC.
(A Development Stage Enterprise)

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' DEFICIT

PERIODS FROM JULY 5, 2006 (INCEPTION) THROUGH JUNE 30, 2010

	China Wi-Max Shareholders
				Accumulated	Deficit
			Additional	other	accumulated		Total
	Common stock		paid-in	comprehensive	during the	Noncontrolling	shareholders'
	Shares	Amount	capital	income	development stage	Interest	deficit

Common stock issued for cash between July 5, 2006 (inception) and December 31, 2006 at par value ($0.001 per share)	3,825,000	$3,825	$-	$-	$-	$-	$3,825

Net loss			-	-	(8,538)		(8,538)

Balances, December 31, 2006	3,825,000	3,825	-	-	(8,538)	-	(4,713)

Common stock issued for cash between January and June 2007 at par value ($0.001 per share)	5,230,000	5,230	-	-	-	-	5,230

Common stock issued for cash between June and December 2007 at par value ($0.001 per share)	260,000	260	-	-	-	-	260

Common stock issued for services, valued at $0.25 per share	455,000	455	113,295	-	-	-	113,750

Net loss	-	-	-	-	(444,590)	-	(444,590)

Balances, December 31, 2007	9,770,000	9,770	113,295	-	(453,128)	-	(330,063)

Shares of common stock cancelled at par value	(260,000)	(260)	-	-	-	-	(260)

Common stock issued for services, valued at $0.25 per share	884,000	884	220,116	-	-	-	221,000

Common stock issued upon conversion of notes and accrued interest in December 2008, valued at $0.25 per share	391,002	391	97,362	-	-	-	97,753

Fair value of options vested during the period	-	-	103,275	-	-	-	103,275

Net loss	-	-	-	-	(1,716,195)	-	(1,716,195)

Other comprehensive income adjustments, gain on foreign currency translation	-	-	-	25,853	-	-	25,853

Balances, December 31, 2008	10,785,002	10,785	534,048	25,853	(2,169,323)	-	(1,598,637)

Common stock issued for services	1,900,000	1,900	473,100	-	-	-	475,000

Common stock issued upon conversion of notes and accrued interest	1,969,002	1,969	549,422	-	-	-	551,391

Fair value of options vesting during the period	-	-	336,361	-	-	-	336,361

Net loss	-	-	-	-	(3,108,512)	-	(3,108,512)

Other comprehensive income adjustments, gain on foreign currency translation	-	-	-	125	-	-	125

Balances, December 31, 2009	14,654,004	14,654	1,892,931	25,978	(5,277,835)	-	(3,344,272)

Common stock issued for services	2,697,500	2,697	563,565	-	-	-	566,262

Common stock issued upon conversion of notes and accrued interest	240,559	241	69,673	-	-	-	69,914

Warrants/Shares issued related to convertible notes	300,000	300	108,178	-	-	-	108,478

Fair value of options vesting during the period	-	-	924,827	-	-	-	924,827

Net loss	-	-	-	-	(2,365,851)	(19,856)	(2,385,707)

Other comprehensive income adjustments, gain on foreign currency translation	-	-	-	911	-	-	911

Balances, June 30, 2010 (unaudited)	17,892,063	$17,892	$3,559,174	$26,889	$(7,643,686)	$(19,856)	$(4,059,587)

See notes to unaudited consolidated financial statements.

CHINA WI-MAX COMMUNICATIONS,INC.
(A Development Stage Enterprise)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended		Period from July 5, 2006 (Inception) through
	June 30, 2010	June 30, 2009	June 30, 2010

Cash flows from operating activities:
Net loss	$(2,385,707)	$(1,565,968)	$(7,663,542)
Adjustments to reconcile net loss to net cash used in operating activities:
Common stock issued for services	566,262	508,750	1,376,012
Non-cash stock option expense	924,827	183,724	1,364,463
Common stock issued to note holders	42,000		42,000
Amortization of debt issue costs	34,498	-	34,498
Depreciation	13,851	18,565	47,623
Amortization	-	12,227	25,649
Changes in assets and liabilities:
Decrease (Increase) in prepaid expenses	22,076	(15,105)	(30,309)
Decrease in other assets	-	20,400	38,139
Increase in accounts payable	298,915	183,397	656,491
Increase in accrued interest	181,768	133,742	694,201

Net cash used in operating activities	(301,510)	(520,308)	(3,414,775)

Cash flows from investing activities:

Purchase of property and equipment	-	(70,325)	(521,329)
Purchase of intangible assets	-	-	(364,195)
Net cash used in investing activities	-	(70,325)	(885,524)

Cash flows from financing activities:
Proceeds from issuance of notes payable and warrants	268,500	601,403	4,299,224
Proceeds from issuance of common stock	-	-	9,055
Debt issue costs	-	-	(5,270)
Net cash provided by financing activities	268,500	601,403	4,303,009

Effect of exchange rate changes on cash	(1,206)	-	(2,401)

Net (decrease) increase in cash	(34,216)	10,770	309
Cash, beginning of period	34,524	147,889	-

Cash, end of period	$308	$158,659	$309

Supplemental disclosure of non-cash investing and financing activities:

Convertible notes and interest converted to common stock	$69,914	$342,260	$719,058

See notes to unaudited consolidated financial statement.

CHINA WI-MAX COMMUNICATIONS, INC.
(A Development Stage Enterprise)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED JUNE 30, 2010 AND 2009
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

The Company's financial statements as of June 30, 2010, the year ended December 31, 2009, and the periods from September 24, 2008 (the date at which the Company gained 100% ownership of Da Chuan and Shi Dai) through June 30, 2010, include the accounts of Da Chuan and Shi Dai.  Intercompany balances and transactions have been eliminated in consolidation. In  connection with the adoption of new accounting rules for variable interest entities “VIE’s”, the Company began consolidating Beijing Gao Da Yang Guang Communication Technology Ltd. (“Gao Da”) beginning on January 1, 2010. All intercompany balances and transactions have been eliminated. The consolidation did not have a material impact on the financial statements (Note 2).

The Company's foreign subsidiaries (Da Chuan and Shi Dai) and its controlled affiliate (Gao Da) are located in China, and foreign transactions are conducted in currencies other than the U.S. dollar,  primarily the Chinese  Renmimbi  (RMB). Da Chuan and Shi Dai financial statements are maintained in the functional currency.  For financial reporting purposes, the financial statements of the subsidiaries have been translated into United States (U.S.) dollars.  Assets and liabilities are translated into U.S. dollars at year-end exchange rates. Income and expense items are translated at weighted-average rates of exchange prevailing during the year.  Any resulting translation adjustments are charged or credited to other comprehensive income in shareholders' deficit. Gains and losses on foreign currency transactions are included in other income and expense.

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

Going concern and management's plans:

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.  The Company reported a net loss of $2,385,707 for the six months ended June 30, 2010, and a working  capital  deficiency and  shareholders'  deficit of $4,868,262  and  $4,039,731,  respectively,  at June 30, 2010. The Company has a limited operating history and no current revenue producing operations.  In addition,  the Company does not have a revolving loan agreement with any financial institution,  nor can the Company provide any  assurance  it will be able to enter  into any  such  agreement  in the future,  or be able to raise  funds  through a future  issuance  of debt or equity.  These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company's continuance as a going concern is dependent on its future profitability and on the on-going support of its shareholders and creditors. In order to mitigate the going concern issues, the Company is continuing its efforts to raise capital. The Company raised approximately $233,500 during the six months ended June 30, 2010. In July 2010, the Company entered into a financing agreement with a third party, in which, subject to variuos conditions and restrictions, this party may purchase up to $10 million of the Company's common  stock. However, additional financing may not be available in amounts or on terms acceptable to the Company or at all. As a consequence, if the Company is unable to obtain any additional financing in the near term, the Company will be required to delay its business plan implementation, and/or the Company may be required to cease operations in order to offset the lack of available funding, which would have a material adverse impact on the Company.

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

Impairment of long-lived assets:

Management assesses the carrying values of long-lived assets for impairment when circumstances indicate that such amounts may not be recoverable from future operations.  Generally, assets to be held and used are considered impaired if the sum of expected undiscounted future cash flows is less than the carrying amount of the asset.  Management does not believe any impairment has occurred as of June 30, 2010.  The accounting estimates for the Company's long-lived assets require management to make significant assumptions about fair value. Management's assumptions regarding fair value require significant judgments about economic factors, industry factors and technology considerations,   as well as about the Company's business prospects.  Changes in these judgments may have a significant effect on the estimated fair values of the Company's long-lived assets and could result in an impairment charge that could have a material adverse effect on the Company’s statements of position and results of operations.

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

Revenue recognition:

As of June 30, 2010, the Company has no revenue-producing operations. When revenue generating operations begin, the Company will recognize revenue pursuant to Securities and Exchange Commission, Staff Accounting Bulletin ("SAB") No. 101, Revenue Recognition in Financial Statements, as amended by SAB No. 104, Revenue Recognition. Consistent with the requirements of these SABs, revenue will be recognized only when: a) persuasive evidence of arrangement exists, b) delivery has occurred, c) the seller's price to the buyer is fixed, and d) collectability is reasonably assured.

Loss per share:

Basic loss per share of common stock is computed based on the weighted average number of common shares outstanding during the year. Stock options and common shares issuable upon the conversion of debt securities (15,934,016 at June 30, 2010 and 11,967,890 at June 30, 2009) are not considered in the calculation, as the effect would be antidilutive. Therefore, diluted loss per share is equivalent to basic loss per share.

3.       Property and equipment:

As of June 30, 2010 and December 31, 2009, property and equipment consists of the following:

	June 30, 2010	December 31, 2009

Fiber optic cable	$510,009	$507,875
Network equipment	40,797	40,643
	550,806	548,518
Less accumulated depreciation	(47,809)	(33,787)
	$502,997	$514,731

4.       Intangible assets:

As of June 30, 2010 and December 31, 2009, intangible assets consist of contractual license rights in the amount of 305,678.

Prior to January 1, 2010, the Company's intangible asset, contractual license rights, represented the Company’s rights to certain frequency licenses held by Gao Da. The contractual license rights represented the right to revenue generated from customers who contract to utilize frequency licenses held by Gao Da (Note 8). Prior to January 1, 2010, the Company amortized this intangible asset over the twenty-year term of the agreement. With the consolidation of Gao Da effective January 1, 2010, the Company has recorded the underlying frequency licenses held by Gao Da and has eliminated the contractual license rights in consolidation. The Company does not Amoritize these license rights. The Company evaluates this intangible asset for impairment annually, and between annual evaluations if events or changes in circumstances indicate that the carrying amount of the asset may not be fully recoverable. In cases where required, an impairment provision is recognized in an amount by which the carrying value exceeds the estimated fair value of the asset.

The value of the frequency licenses held by Gao Da is dependent on numerous factors, including successful deployment of networks and connectivity, and/or radio links. The Company considers the licenses to have an indefinite useful life under the provisions of ASC Topic 350, Goodwill and Other Intangible Assets. These licenses are typically renewed if the licensee files a renewal application prior to license expiration wherein the licensee demonstrates its engagement in supplying services or related activities to satisfy the appropriate criteria for renewal. The Company is in the process of obtaining a formal renewal for one of Gao Da's licenses from the local authorities. Management has no reason to beleive it will not receive such formal renewal.

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

5.       Notes payable:

Convertible notes payable

As of June 30, 2010, all of the 12 % convertible notes totaling $518,500 and 10% convertible Notes totaling $1807,445 are due on demand.

10% notes totaling $1,332,479 are due on December 31, 2010.

The Company has negotiated with holders of Notes due at June 30, 2010 to convert such notes and related accrued interest into shares of the Company's common stock $.19 per share.

During the six months ended June 30, 2010, the Company issued $233,500 of 10% convertible notes payable. These notes bear interest at 10% per annum and are unsecured. Principal and interest are convertible at any time into shares of the Company's common stock at $0.50 per share at the option of the note holders. Of the $233,500 debt issued during the six month period ended June 30, 2010, $183,500 included detatchable warrants. For each dollar, two warrants were granted with a five-year term and are exercisable at $1.00 per share. The Company recorded the warrants at their relative fair value and a discount of approximately $31,000 has been recorded at June 30, 2010.

Subsequent to June 30, 2010, the Company issued a $50,000 unsecured Convertible Note convertible into shares of  common stock at 58% of the average market price during the 10 days preceding the conversion. This note bear interest at 8%.

Other note payable

In the three months ended June 30, 2010, the company issued a $35,000 non-interest bearing unsecured note payable, due on demand, to an existing convertible note holder.

6.       Income taxes:

   Based on the U.S. statutory income tax rates, the Company's expected  income tax benefit was approximately $811,000 and $473,000 for the six months ended  June 30, 2010 and 2009,  respectively.  The expected income tax benefit differs from the actual benefit of $0 each period, due primarily to the valuation allowance.

7.       Shareholders deficit:

Stock option plan:

In the six months ended June 30, 2010, the Company recorded total stock-based compensation of approximately $925,000 for options that vested during the year, which is included in general and administrative expense and interest expense. As of June 30, 2010, the fair value of 600,000 unvested stock options was $67,137 which is expected to be recognized over a weighted average period of approximately 1 3/4 years.

The Company uses the Black-Scholes option pricing model to determine the weighted average fair value of options. The weighted average fair value of options granted during the six months ended June 30, 2010 was $0.22 per share. The assumptions utilized to determine the fair value of options granted during the six months ended June 30, 2010 and 2009 are provided in the following table:

	June 30,2010	June 30,2009

Risk free interest rates	2.38%-2.44%	1.34% - 2.75%
Expected volatility	181%-185%	135% - 145%
Expected term in years	5	2-3
Expected dividend yield	-	-

The following table sets forth stock option activity since January 1, 2010:

		Weighted
		Average		Weighted
	Number of	Exercise		Average
	Options	Price	Exercisable	Fair Value

Outstanding, January 1, 2010	5,350,000	$0.35	2,050,000	$0.18
Granted/vested during period	4,350,000	$0.28	4,050,000	$0.22
Outstanding, June 30, 2010	9,700,000	$0.32	6,100,000	$0.21

		Weighted
	Number of	Average
	Options	Fair Value

Nonvested shares at January 1, 2010	3,300,000	$0.18
Granted	300,000	$0.22
Nonvested at June 30, 2010	3,600,000	$0.18

As of June 30, 2010, the Company has 3,600,000 unvested stock options, of which vesting on 3,000,000 are contingent on future events.

Options granted to date have been granted outside of the plan and have terms that do not exceed five years. There were 6,100,000 vested options as of June 30, 2010. There was no intrinsic value attributable to outstanding or vested options at the period ended June 30, 2010.

Common stock issued for services:

During the six months ended June 30, 2010, China Wi-Max issued 2,697,500 shares of its common stock to individuals as employment compensation and payments for services performed for China Wi-Max, valued at approximately $566,000. This amount includes 200,000 shares issued to a third party as part of a debt financing agreement (see subsequent events note 9). During the six month period ended June 30, 2009, the Company issued 2,035,000 shares of common stock to various third parties who performed development stage services for the Company and for employee bonuses. These shares were valued at $508,750 ($0.25 per share).

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

9.       Subsequent event disclosure:

On July 23, 2010, the Company entered into a Reserve Equity Financing Agreement (“REF”) with AGS Capital Group, LLC (“AGS”), pursuant to which AGS committed to purchase, from time to time over a period of two years, shares of the Company's common stock for cash consideration up to $10,000,000, subject to certain conditions and limitations.  In connection with the REF, the Company also entered into a registration rights agreement with AGS, dated July 14, 2010. The Company intends to use the proceeds in connection with acquisitions and joint ventures through our operating subsidiaries in China, and for general working capital purposes. On July 23, 2010, 1,653,051 shares of stock were issued to AGS in consideration of siging the agreement bringing the total of shares issued to AGS to 1,857,051.

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

RESULTS OF OPERATIONS

Results of Operations for the Six Months Ended June 30, 2010 Compared to the Six Months Ended June 30, 2009

During the six months ended June 30, 2010 and 2009, China Wi-Max did not recognize any revenues.

During the six months ended June 30, 2010, China Wi-Max incurred general and administrative expenses of approximately $2,127,000 compared to approximately $1,432,000 for the six months ended June 30, 2009. The $695,000 increase was a result of an increase in the Company's operational activities compared to the prior period. During the six months ended June 30, 2010, there was an increase of approximately $384,000 in salary and wages, expenses for operations in China decreased by approximately $7,000, consulting and professional fees increased by approximately $556,000 and travel and other items decreased by approximately $18,000 over the prior period ended June 30, 2009.

During the six months ended June 30, 2010, China Wi-Max recognized a net loss of approximately $2,386,000 compared to a net loss of approximately $1,566,000 during the six months ended June 30, 2009. The $820,000 increase in net loss was primarily a result of the approximately $695,000 increase in general and administrative expenses, discussed above combined with the approximately $125,000 increase in interest expense as a result of the issuance of convertible promissory notes discussed below.

China Wi-Max's basic loss per share was $.15 during the six months ended June 30, 2010 versus a net loss of $0.13 per share during the six months ended June 30, 2009.

LIQUIDITY

Historically, cash flow from operations has not been sufficient to sustain China Wi-Max's operation without additional sources of capital. At June 30, 2010, the Company had total current assets of approximately $31,000, consisting of cash of approximately $300 and prepaid expenses of approximately $30,000. At June 30, 2010, the Company had total current liabilities of approximately $4,899,000. Total current liabilities consisted of accounts payable of approximately $656,000, accrued interest of approximately $581,000 and current convertible notes payable of approximately $3,621,000. At June 30, 2010, the Company had a working capital deficit of approximately $4,868,000.

During the six months ended June 30, 2010, China Wi-Max used approximately $262,000 in its operating activities. The net loss of approximately $2,386,000 was adjusted for approximately $566,000 of services paid for by the issuance of common stock, approximately $925,000 in non-cash option expenses and approximately $14,000 in depreciation and amortization costs. During the six months ended June 30, 2010, there was an approximate $22,000 decrease in prepaid expenses, an approximate $299,000 increase in accounts payable, and an approximate $156,000 increase in accrued interest.

During the six months ended June 30, 2009, China Wi-Max used approximately $520,000 in its operating  activities.  The net loss of approximately $1,566,000  was adjusted for approximately $509,000 of services  paid for by the issuance of common stock,  approximately $184,000 in non-cash  stock option expense and approximately $31,000 in depreciation and amortization expenses. During the six  months  ended  June 30,  2009,  there was an approximate $15,000 increase  in prepaid expenses, an approximate $183,000 increase in accounts payable, an approximate $68,000 increase in accrued interest, and an approximate $20,000 decrease in other assets.

During the six months ended June 30, 2010, China Wi-Max did not have any investing activities. During the six months ended June 30, 2009, China Wi-Max used approximately $70,000 in its investing activities for the purchase of property and equipment.

During the six months ended June 30, 2010, China Wi-Max received approximately $234,000 from its financing activities. During the six months ended June 30, 2009, China Wi-Max received approximately $601,000 from its financing activities.

During the six months ended June 30, 2010, China Wi-Max issued 2,697,500 shares of its common stock to individuals as employment compensation and payments for services performed for China Wi-Max, valued at approximately $566,000. This amount includes 200,000 shares issued to a third party as part of a debt financing agreement (see note 7). During the six months ended June 30, 2009, China Wi-Max issued 2,035,000 shares of its common stock to individuals as employment signing bonuses and payments for services performed for China Wi-Max, valued at approximately $508,750.

During the six months ended June 30, 2010, China Wi-Max issued stock options exercisable for 4,350,000 shares of its common stock, with an exercise price in a range from $0.25 to $0.50 per share and a term of 5 years. The options have variable vesting rates. During the six months ended June 30, 2010, options exercisable for 4,050,000 shares were vested. These options were valued using the Black-Scholes model, and the Company has recorded approximately $931,198 of non-cash stock option expense during the six months ended June 30, 2010.

During the six months ended June 30, 2009,  China  Wi-Max  issued stock  options exercisable for 3,150,000 shares of its common stock,  with an exercise price of $0.25 per share and a term of 3 to 5 years.  The options have  variable  vesting rates.  During  the six months  ended June 30,  2009,  options  exercisable  for 1,037,000 shares were vested.  These options were valued using the Black-Scholes model, and the Company has recorded approximately $184,000 of stock based compensation expense during the six months ended June 30, 2009.

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

Need for Additional Financing

China Wi-Max's business plan requires funding to develop and expand a new capital intensive business. China Wi-Max has been addressing funding needs for the next twelve months estimated at $10 to $15 million dollars to carry out the business plan. To continue to expand and grow the business beyond twelve months will require significant additional capital and China Wi-Max expects to be continually raising funds for at least the next twenty-four months to thirty-six months. Although management believes there is tremendous upside potential, failure to raise sufficient additional capital could result in reduced growth, or in the worst case, failure of the business. These ongoing capital needs are reflected in the Company's independent registered public accounting firm's Going Concern comments for the audited period ending December 31, 2009.

On July 23, 2010, we entered into a Reserve Equity Financing Agreement (“REF”) with AGS Capital Group, LLC (“AGS”), pursuant to which AGS committed to purchase, from time to time over a period of two years, shares of our common stock for cash consideration up to $10,000,000, subject to certain conditions and limitations.  In connection with the REF, we also entered into a registration rights agreement with AGS, dated July 14, 2010. We intend to use the proceeds in connection with acquisitions and joint ventures through our operating subsidiaries in China, and for general working capital purposes. On July 23, 2010, 1,657,051 shares of stock were issued to AGS in consideration of siging the agreement bringing the total of shares issued to AGS to 1,857,051.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

         NONE

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company made the following unregistered sales of its securities from January 1, 2010 through June 30, 2010.

DATE OF SALE	TITLE OF SECURITIES	NO. OF SHARES	CONSIDERATION	CLASS OF PURCHASER
1/5/2010	Common stock	20,000	$10,000 Convertible Promissory Note	Business Associate
1/15/2010	Common stock	80,000	$40,000 Convertible Promissory Note	Business Associate
2/22/2010	Common stock	20,000	$10,000 Convertible Promissory Note	Business Associate
3/5/2010	Common stock	50,000	$25,000 Convertible Promissory Note	Business Associate
3/8/2010	Common stock	12,000	$6,000 Convertible Promissory Note	Business Associate
3/15/2010	Common stock	20,000	$10,000 Convertible Promissory Note	Business Associate
3/15/2010	Common stock	50,000	$25,000 Convertible Promissory Note	Business Associate
3/15/2010	Common stock	20,000	$10,000 Convertible Promissory Note	Business Associate
3/18/2010	Common stock	10,000	$5,000 Convertible Promissory Note	Business Associate
3/18/2010	Common stock	10,000	$5,000 Convertible Promissory Note	Business Associate
3/18/2010	Common stock	30,000	$15,000 Convertible Promissory Note	Business Associate
3/22/2010	Common stock	4,000	$2,000 Convertible Promissory Note	Business Associate
3/24/2010	Common stock	31,000	$15,500 Convertible Promissory Note	Business Associate
3/24/2010	Common stock	40,000	$20,000 Convertible Promissory Note	Business Associate
4/2/2010	Common stock	20,000	$10,000 Convertible Promissory Note	Business Associate
4/9/2010	Common stock	20,000	$10,000 Convertible Promissory Note	Business Associate
4/9/2010	Common stock	10,000	$5,000 Convertible Promissory Note	Business Associate
4/22/2010	Common stock	10,000	$5,000 Convertible Promissory Note	Business Associate

DATE OF SALE	TITLE OF SECURITIES	NO. OF SHARES	CONSIDERATION	CLASS OF PURCHASER
3/8/2010	Common stock	1,300,000	Issued for services	Business Associate
3/25/2010	Common stock	15,000	Issued for services	Business Associate
3/25/2010	Common stock	200,000	Issued for services	Business Associate
3/25/2010	Common stock	5,000	Issued for services	Business Associate
3/25/2010	Common stock	5,000	Issued for services	Business Associate
3/25/2010	Common stock	15,000	Issued for services	Business Associate
5/6/2010	Common stock	30,000	Issued for services	Business Associate
5/6/2010	Common stock	30,000	Issued for services	Business Associate
5/6/2010	Common stock	26,250	Issued for services	Business Associate
5/6/2010	Common stock	26,250	Issued for services	Business Associate
6/22/2010	Common stock	200,000	Issued as part of a Reserve Equity Financing Agreement	Business Associate
6/30/2010	Common stock	20,000	Issued for services	Business Associate
6/30/2010	Common stock	50,000	Issued for services	Business Associate
6/30/2010	Common stock	20,000	Issued for services	Business Associate
6/30/2010	Common stock	100,000	Issued for services	Business Associate
6/30/2010	Common stock	40,000	Issued for services	Business Associate
6/30/2010	Common stock	300,000	Issued for services	Business Associate
6/30/2010	Common stock	20,000	Issued for services	Business Associate
6/30/2010	Common stock	5,000	Issued for services	Business Associate
6/30/2010	Common stock	30,000	Issued for services	Business Associate
6/30/2010	Common stock	170,000	Issued for consulting services	Business Associate
6/30/2010	Common stock	10,000	Issued as an incentive	Business Associate
6/30/2010	Common stock	75,000	Issued for consulting services	Business Associate
6/30/2010	Common stock	300,000	Issued as reimbursement	Business Associate
6/30/2010	Common stock	5,000	Issued as an incentive	Business Associate

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

CHINA WI-MAX COMMUNICATIONS, INC.
(Registrant)

Dated: August 23, 2010	By:	/s/ Steve T. Berman
Steven Berman
President

Dated: August 23, 2010	By:	/s/ Frank Ventura
Frank Ventura,
Chief Financial Officer