Form 10-Q
period 2010-09-30
China Wi-Max Communications, Inc.
filed 2010-11-22
CIK 1434667

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from __________ to ___________

Commission file number : 000-53268

CHINA WI-MAX COMMUNICATIONS, INC.

(Exact name of registrant as specified in its charter)

Nevada	61-1504884
(State of Incorporation)	(IRS Employer ID Number)

1009 Washington Street, Grafton, Wisconsin 53024

(Address of principal executive offices)

800-830-1978

(Registrant's Telephone number)

1905 Sherman Street, Suite 335, Denver, Colorado 80203

(Former address)

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

As of November 19, 2010 there were 21,216,115 shares of the registrant's common stock issued and outstanding.

Page
PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Balance Sheets – September 30, 2010 (Unaudited) and
December 31, 2009	F-1

Statements of Operations (Unaudited) -
Three months and nine months ended September 30, 2010 and 2009, and
the period from July 5, 2006 (Inception) to September 30, 2010	F-2 – F-3

Statements of Changes in Deficit (Unaudited) - From July
5, 2006 (Inception) to September 30, 2010	F-4

Statements of Cash Flows (Unaudited) - Nine months ended September 30, 2010 and 2009, and the period from July 5, 2006 (Inception) to
September 30, 2010	F-5

Notes to the (Unaudited) Financial Statements	F-6

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	3

Item 3. Quantitative and Qualitative Disclosures About Market Risk - Not Applicable	7

Item 4. Controls and Procedures	7

PART II - OTHER INFORMATION

Item 1. Legal Proceedings - Not Applicable	8

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	8

Item 3. Defaults Upon Senior Securities - Not Applicable	9

Item 4. Submission of Matters to a Vote of Security Holders - Not Applicable	9

Item 5. Other Information - Not Applicable	9

Item 6. Exhibits	9

SIGNATURES	10

CHINA WI-MAX COMMUNICATIONS, INC.
(A Development Stage Enterprise)

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2010	2009
	(unaudited)

ASSETS

Current assets:
Cash	$12,580	$34,524
Prepaid expenses	31,969	52,385

Total current assets	44,549	86,909

Property and equipment, net	504,174	514,731
Intangible assets, net	174,428	305,678
	678,602	820,409

Total assets	$723,151	$907,318

LIABILITIES AND DEFICIT

Current liabilities:
Accounts payable	$1,004,845	$357,577
Accrued interest	1,566,397	425,189
Notes payable, net of discount of $143,639 (2010)	3,634,615	3,468,824
Derivative liability	138,582	-

Total liabilities (all current)	6,344,439	4,251,590

Deficit:
China Wi-Max shareholders' deficit:
Common stock; $.001 par value; 100,000,000 shares authorized;
19,545,115 and 14,654,004 shares issued and outstanding as of
September 30, 2010 and December 31, 2009, respectively	19,545	14,654
Additional paid-in capital	3,744,433	1,892,931
Accumulated other comprehensive income	39,366	25,978
Deficit accumulated during the development stage	(9,400,609)	(5,277,835)
Total China Wi-Max shareholders' deficit	(5,597,265)	(3,344,272)

Noncontrolling interest	(24,023)	-
Total deficit	(5,621,288)	(3,344,272)

Total liabilities and deficit	$723,151	$907,318

See notes to unaudited consolidated financial statements.

CHINA WI-MAX COMMUNICATIONS, INC.
(A Development Stage Enterprise)

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

	Three Months Ended
	September 30,	September 30,
	2010	2009

Operating expenses:
General and administrative expense	$(745,893)	$(466,729)

Operating loss	(745,893)	(466,729)

Other expense:
Interest expense	(1,015,197)	(79,440)

Net loss	(1,761,090)	(546,169)
Net loss attributable to the noncontrolling interest	4,167	-
Net loss attributable to China Wi-Max	(1,756,923)	(546,169)

Foreign currency translation gain	12,477	491

Comprehensive loss	$(1,748,613)	$(545,678)

Basic and diluted net loss per share attributable to China Wi-Max common shareholders	$(0.09)	$(0.04)

Weighted average number of common
shares outstanding	19,059,980	14,267,620

See notes to unaudited consolidated financial statements.

CHINA WI-MAX COMMUNICATIONS, INC.
(A Development Stage Enterprise)

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(UNAUDITED)

			Period from
			July 5, 2006
			(inception)
	Nine Months Ended		through
	September 30,	September 30,	September 30,
	2010	2009	2010

Operating expenses:
General and administrative expense	$(2,873,334)	$(1,921,373)	$(7,633,719)

Operating loss	(2,873,334)	(1,921,373)	(7,633,719)

Other expense:
Interest expense	(1,273,463)	(213,117)	(1,790,913)

Net loss	(4,146,797)	(2,134,490)	(9,424,632)
Net loss attributable to the noncontrolling interest	24,023	-	24,023
Net loss attributable to China Wi-Max	(4,122,774)	(2,134,490)	(9,400,609)

Foreign currency translation gain	13,388	545	39,366

Comprehensive loss	$(4,133,409)	$(2,133,945)	$(9,385,266)

Basic and diluted net loss per share attributable to China Wi-Max common shareholders	$(0.25)	$(0.17)

Weighted average number of common
shares outstanding	16,868,597	12,665,316

See notes to unaudited consolidated financial statements.

CHINA WI-MAX COMMUNICATIONS, INC.
(A Development Stage Enterprise)

CONSOLIDATED STATEMENTS OF CHANGES IN DEFICIT

PERIODS FROM JULY 5, 2006 (INCEPTION) THROUGH SEPTEMBER 30, 2010

	China Wi-Max Shareholders
				Accumulated	Deficit
			Additional	other	accumulated
	Common stock		paid-in	comprehensive	during the	Noncontrolling	Total
	Shares	Amount	capital	income	development stage	Interest	deficit

Common stock issued for cash between July 5, 2006 (inception) and December 31, 2006 at par value ($0.001 per share)	3,825,000	$3,825	$-	$-	$-	$-	$3,825

Net loss			-	-	(8,538)		(8,538)

Balances, December 31, 2006	3,825,000	3,825	-	-	(8,538)	-	(4,713)

Common stock issued for cash between January and June 2007 at par value ($0.001 per share)	5,230,000	5,230	-	-	-	-	5,230

Common stock issued for cash between June and December 2007 at par value ($0.001 per share)	260,000	260	-	-	-	-	260

Common stock issued for services, valued at $0.25 per share	455,000	455	113,295	-	-	-	113,750

Net loss	-	-	-	-	(444,590)	-	(444,590)

Balances, December 31, 2007	9,770,000	9,770	113,295	-	(453,128)	-	(330,063)

Shares of common stock cancelled at par value	(260,000)	(260)	-	-	-	-	(260)

Common stock issued for services, valued at $0.25 per share	884,000	884	220,116	-	-	-	221,000

Common stock issued upon conversion of notes and accrued interest in December 2008, valued at $0.25 per share	391,002	391	97,362	-	-	-	97,753

Fair value of options vested during the period	-	-	103,275	-	-	-	103,275

Net loss	-	-	-	-	(1,716,195)	-	(1,716,195)

Other comprehensive income adjustments, gain on foreign currency translation	-	-	-	25,853	-	-	25,853

Balances, December 31, 2008	10,785,002	10,785	534,048	25,853	(2,169,323)	-	(1,598,637)

Common stock issued for services	1,900,000	1,900	473,100	-	-	-	475,000

Common stock issued upon conversion of notes and accrued interest	1,969,002	1,969	549,422	-	-	-	551,391

Fair value of options vesting during the period	-	-	336,361	-	-	-	336,361

Net loss	-	-	-	-	(3,108,512)	-	(3,108,512)

Other comprehensive income adjustments, gain on foreign currency translation	-	-	-	125	-	-	125

Balances, December 31, 2009	14,654,004	14,654	1,892,931	25,978	(5,277,835)	-	(3,344,272)

Common stock issued for services (unaudited)	4,350,551	4,350	735,483	-	-	-	739,833

Common stock issued upon conversion of notes and accrued interest (unaudited)	240,559	241	69,673	-	-	-	69,914

Common stock and warrants issued to convertible note holders (unaudited)	300,000	300	108,178	-	-	-	108,478

Fair value of options vesting during the period (unaudited)	-	-	938,168	-	-	-	938,168

Net loss (unaudited)	-	-	-	-	(4,122,774)	(24,023)	(4,146,797)

Other comprehensive income adjustments, gain on foreign currency translation (unaudited)	-	-	-	13,388	-	-	13,388

Balances, September 30, 2010 (unaudited)	19,545,114	$19,545	$3,744,433	$39,366	$(9,400,609)	$(24,023)	$(5,621,288)

See notes to unaudited consolidated financial statements.

CHINA WI-MAX COMMUNICATIONS, INC.
(A Development Stage Enterprise)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

			Period from
			July 5, 2006
			(Inception)
	Nine Months Ended		through
	September 30, 2010	September 30, 2009	September 30, 2010

Cash flows from operating activities:
Net loss	$(4,146,797)	$(2,134,490)	$(9,424,632)
Adjustments to reconcile net loss to net cash
used in operating activities:
Stock based compensation	1,719,974	657,265	2,969,360
Amortization of debt issue costs	50,488	-	50,488
Impairment loss	131,250	-	131,250
Depreciation	21,163	20,552	54,935
Amortization	-	16,303	25,649
Changes in assets and liabilities:	-	-	-
Decrease (increase) in prepaid expenses	23,160	(29,936)	(29,225)
Decrease in other assets	-	26,657	38,139
Increase in accounts payable	647,268	146,981	1,004,844
Increase in accrued interest	1,177,975	213,117	1,690,408

Net cash used in operating activities	(375,519)	(1,083,551)	(3,488,784)

Cash flows from investing activities:
Purchase of property and equipment	-	(13,945)	(521,329)
Purchase of intangible assets	-	-	(364,195)

Net cash used in investing activities	-	(13,945)	(885,524)

Cash flows from financing activities:
Proceeds from issuance of notes payable and warrants	353,510	1,321,590	4,384,234
Proceeds from issuance of common stock	-	-	9,055
Debt issue costs	-	-	(5,270)

Net cash provided by financing activities	353,510	1,321,590	4,388,019

Effect of exchange rate changes on cash	65	(678)	(1,131)

Net (decrease) increase in cash	(21,944)	223,416	12,580
Cash, beginning of period	34,524	147,889	-

Cash, end of period	$12,580	$371,305	$12,580

Supplemental disclosure of non-cash investing
and financing activities:

Convertible notes and interest converted to common stock	$69,914	$397,560	$719,058

See notes to unaudited consolidated financial statements.

CHINA WI-MAX COMMUNICATIONS, INC.
(A Development Stage Enterprise)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NINE-MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
(Unaudited)

1.	Organization, basis of presentation, going concern and management's plans:

Organization:

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

The Company's financial statements as of September 30, 2010, the year ended December 31, 2009, and the periods from September 24, 2008 (the date at which the Company gained 100% ownership of Da Chuan and Shi Dai) through September 30, 2010, include the accounts of Da Chuan and Shi Dai.  In  connection with the adoption of new accounting rules for variable interest entities (“VIE’s”), the Company began consolidating Beijing Gao Da Yang Guang Communication Technology, Ltd. (“Gao Da”) beginning on January 1, 2010 (Note 2).  All intercompany account balances and transactions have been eliminated in consolidation.

The Company's foreign subsidiaries (Da Chuan and Shi Dai) and its controlled affiliate (Gao Da) are located in China, and foreign transactions are conducted in currencies other than the U.S. dollar, primarily the Chinese Renmimbi (RMB), which is considered to be their functional currency. For financial reporting purposes, the financial statements of the subsidiaries have been translated into United States (U.S.) dollars.  Assets and liabilities are translated into U.S. dollars at period-end exchange rates. Income and expense items are translated at weighted-average rates of exchange prevailing during the reporting period. Any resulting translation adjustments are charged or credited to other comprehensive income (loss) in shareholders' deficit. Gains and losses on foreign currency transactions are included in other income and expense.

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

Basis of Presentation:

The accompanying interim, unaudited financial statements of the Company have been prepared in accordance with the instructions to quarterly reports on Form 10-Q. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and cash flows at September 30, 2010, and for all periods presented, have been made. Certain information and footnote disclosures normally included in financial statements prepared in conformity with accounting principles generally accepted in the United States of America have been condensed or omitted. It is therefore suggested that these interim financial statements be read in conjunction with the summary of significant accounting policies and notes to financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. The results of operations for the periods ended September 30, 2010, are not necessarily an indication of operating results for the full year.

Going concern and management's plans:

The accompanying unaudited, interim financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.  The Company reported a net loss of approximately $4.1 million for the nine-months ended September 30, 2010, and a working  capital deficiency and  shareholders' deficit of approximately $6.3 million and $5.6 million, respectively, at September 30, 2010.  The Company has a limited operating history and no revenue producing operations.  In addition, the Company does not have a revolving loan agreement with any financial institution, nor can the Company provide any  assurance  it will be able to enter into any such agreement in the future, or be able to raise  funds  through a future issuance of debt or equity. These factors raise substantial doubt about the Company's ability to continue as a going concern.  The financial statements do not include any adjustments relating to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company's continuance as a going concern is dependent on its future profitability   and on the on-going support of its shareholders and creditors.  In order to mitigate the going concern issues, the Company is continuing its efforts to raise capital.  The Company raised approximately $354,000 during the nine-months ended September 30, 2010, in exchange for notes payable (Note 5).

In July 2010, the Company entered into a two-year financing agreement with AGS Capital Group, LLC (“AGS”), a third party, in which, subject to various conditions and restrictions, AGS is obligated to purchase up to $10 million of the Company’s common stock.  The Company‘s ability to require AGS to purchase its common stock however, is subject to restrictive limitations, as defined. Such restrictions include a maximum advance (and sale of shares) that is limited to 100% of the average daily-trading volume of the Company’s stock for the five days immediately preceding the advance. The Company also must meet certain terms and conditions which include, but are not limited to, the Company filing a Registration Statement with the Securities and Exchange Commission registering such shares to be issued. Such conditions and terms may significantly limit the amount of cash that may be raised over the term of this agreement, and that amount, if any, may be significantly less than the $10 million maximum. Through September 30, 2010, the Company has not raised any cash under the AGS agreement (Note 8).

The Company is also pursuing other financing options; however, these options may not be available in amounts or on terms acceptable to the Company, or at all.  As a consequence, if the Company is unable to obtain any additional financing in the near term, the Company will be  required  to delay its business plan  implementation, and/or the Company may be required to cease operations in order to offset the lack of available funding, which would have a material adverse impact on the Company.

2.	Summary of significant accounting policies:

Use of estimates in the preparation of consolidated financial statements:

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

As a result of this assessment process, management made a determination that an impairment was evident to one of its frequency license rights as of September 30, 2010. The Company recorded an impairment charge of $131,250 in the quarter ended September 30, 2010, which is recorded in general and administrative expense (Note 4).

Fair value of financial instruments:

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date in the principal or most advantageous market. The Company uses a fair value hierarchy that has three levels of inputs, both observable and unobservable, with use of the lowest possible level of input to determine fair value.

Level 1 — quoted prices (unadjusted) in active markets for identical assets or liabilities;

Level 2 — observable inputs other than Level 1, quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, and model-derived prices whose inputs are observable or whose significant value drivers are observable; and

Level 3 — assets and liabilities whose significant value drivers are unobservable.

Observable inputs are based on market data obtained from independent sources, while unobservable inputs are based on the Company’s market assumptions. Unobservable inputs require significant management judgment or estimation. In some cases, the inputs used to measure an asset or liability may fall into different levels of the fair value hierarchy. In those instances, the fair value measurement is required to be classified using the lowest level of input that is significant to the fair value measurement. Such determination requires significant management judgment.

As of September 30, 2010, the Company had the following financial liability which is measured at fair value (Note 6):

	Level 1	Level 2	Level 3

Derivative liability	—	$138,582	—

The fair value of the Company's cash, accounts payable and notes payable approximate their carrying amounts due to the short maturities of these instruments.

Derivatives:

The applicable accounting rules require that each derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value, with changes in the derivative’s fair value recognized currently in earnings unless specific hedge accounting criteria are met.  The Company values these derivative securities under the fair value method at the end of each reporting period (quarter), and their value is marked to market at the end of each reporting period with the gain or loss recognition recorded against earnings.  The Company continues to revalue these instruments each quarter to reflect their current value in light of the current market price of the Company's common stock.  The Company utilizes the Black-Scholes option-pricing model to determine fair value.  Key assumptions of the Black-Scholes option-pricing model include applicable volatility rates, risk-free interest rates and the instrument’s expected remaining life.  These assumptions require significant management judgment.

The Company classifies derivatives as either current or long-term in the balance sheet based on the classification of the underlying convertible debt instrument.

Consolidation of variable interest entity:

In June 2009, the FASB issued new guidance that amended the existing criteria for consolidating VIE’s.  The new consolidation criteria requires an ongoing qualitative assessment of which entity has the power to direct matters that most significantly impact the activities of a VIE and has the obligation to absorb losses or benefits that could be potentially significant to the VIE.  This new guidance was effective for the Company beginning January 1, 2010.

In connection with the adoption of the new accounting rules for VIE’s, the Company consolidated an affiliate company, Gao Da, beginning on January 1, 2010. The Company is the sole variable interest holder of Gao Da, and it is the primary beneficiary, as there is a service agreement between the Company and Gao Da, in which the Company has agreed to fund all of Gao Da’s operations. Gao Da is a development stage, PRC enterprise, with no revenue-producing operations; at September 30, 2010, Gao Da's assets consist of license rights with a carrying value of approximately $174,000 (Note 4) and liabilities of approximately $436,000, which are due to China Wi-Max.  These account balances eliminate in consolidation. Gao Da's license rights cannot be sold or transferred without the prior approval of the licensor.

Prior to January 1, 2010, advances made by the Company to Gao Da for operations were expensed by the Company. In addition, prior to January 1, 2010, the Company had recorded contractual license rights, which represented the amount the Company paid to Gao Da to purchase the frequency licenses held by Gao Da. The carrying value of the contractual license rights was approximately the same amount as the carrying value of the frequency licenses recorded by Gao Da through December 31, 2009. Therefore, upon consolidation of Gao Da on January 1, 2010, after elimination of intercompany account balances and transactions, there was no material impact on the Company’s consolidated financial statements.

Revenue recognition:

As of September 30, 2010, the Company has no revenue-producing operations. At such time that revenue  generating  operations begin, the Company will recognize revenue pursuant to Securities and Exchange Commission, Staff Accounting Bulletin ("SAB") No. 101, Revenue Recognition in Financial Statements, as amended  by  SAB  No. 104, Revenue  Recognition.  Consistent with the requirements of these SABs, revenue will be  recognized  only when:  a) persuasive evidence of arrangement exists, b) delivery has occurred, c) the seller's price to the buyer is fixed, and d) collectability is reasonably assured.

Loss per share:

Basic loss per share of common stock is computed based on the weighted-average number of common shares outstanding during the period. Common shares issuable upon the conversion of stock options, warrants and debt securities (24,569,043 at September 30, 2010 and 13,497,929 at September 30, 2009) are not considered in the calculation, as the effect would be antidilutive. Therefore, diluted loss per share is equivalent to basic loss per share.

Reclassifications:

Certain immaterial prior year amounts were reclassified in the statement of cash flows to conform to the current period presentation.

3.	Property and equipment:

As of September 30, 2010 and December 31, 2009, property and equipment consists of the following:

	September 30, 2010	December 31, 2009

Fiber optic cable	$518,423	$507,875
Network equipment	41,404	40,643
	559,827	548,518
Less accumulated depreciation	(55,653)	(33,787)
	$504,174	$514,731

4.	Intangible assets:

Intangible assets consist of frequency license rights of $174,428 at September 30, 2010 held by Gao Da. Prior to January 1, 2010, the Company's intangible asset, contractual license rights ($305,678 at December 31, 2009), represented the Company’s rights to revenue generated from Gao Da customers who contracted to utilize the frequency licenses held by Gao Da. Prior to January 1, 2010, the Company amortized this intangible asset over the twenty-year term of the agreement. With the consolidation of Gao Da effective January 1, 2010, and the elimination of intercompany account balances between the Company and Gao Da, the resultant intangible asset represents the frequency licenses held by Gao Da.

The Company does not amortize these frequency license rights. The Company evaluates this intangible asset for impairment annually, and between annual evaluations if events or changes in circumstances indicate that the carrying amount of the asset may not be fully recoverable. In cases where required, an impairment provision is recognized in an amount by which the carrying value exceeds the estimated fair value of the asset. As discussed below, an impairment provision was recorded in the quarter ended September 30, 2010.

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

An impairment loss of $131,250 was recorded in the quarter ended September 30, 2010, to reduce the carrying value of one of the Company’s three frequency licenses to $0.  The decision to impair the carrying value of this license (the Hangzhou license) was based primarily on the Company’s inability to renew the term of the license within what management determined to be a reasonable period of time, as well as unanticipated delays in the Company’s implementation of planned infrastructure in Hangzhou province, PRC.

5.	Notes payable:

At September 30, 2010 and December 31, 2009, the Company had the following notes payable outstanding:

		Balance Outstanding as of
		September 30, 2010	December 31, 2009

12%, unsecured, convertible notes, originally due June 30, 2010; convertible at $0.10 per share	[A]	$40,000	$-

12%, unsecured, convertible notes, originally due June 30, 2010; convertible at $0.19 per share	[A]	188,500	-

12%, unsecured, convertible notes, originally due June 30, 2010; convertible at $0.25 per share	[A]	290,000	552,400

10%, unsecured, convertible notes, originally due December 31, 2010; convertible at $0.10 per share	[B]	181,000	-

10%, unsecured, convertible notes, originally due prior to and as of December 31, 2010; convertible at $0.19 per share	[B]	1,944,924	-

10%, unsecured, convertible notes, originally due prior to and as of December 31, 2010; convertible at $0.50 per share	[B]	917,181	2,916,424

Other unsecured notes	[C]	73,010	-

Totals		$3,634,615	$3,468,824

[A]

During the nine months ended September 30, 2010, the Company agreed to reduce the conversion rates on certain notes as an inducement to the noteholders to convert their notes into shares of the Company’s common stock. Holders of notes for $368,500 agreed to convert their notes at conversion rates ranging from $0.10 to $0.25 per share.  These noteholders agreed to accept the shares of the Company’s common stock on December 31, 2010. Because such shares have not been issued as of September 30, 2010, the amount the noteholders agreed to convert continues to be presented as notes payable at September 30, 2010.

As a result of the inducements granted to certain note holders, the Company recognized expense of approximately $65,000 in the three months ended September 30, 2010, presented in interest expense in the accompanying consolidated financial statements.

The remaining 12% notes for $150,000 that were due on June 30, 2010, are in default and are due on demand.

[B]    During the nine months ended September 30, 2010, the Company issued an additional $233,500 of 10% convertible notes for cash. These notes are convertible at any time into shares of the Company's common stock at $0.50 per share at the option of the note holders.

Of the $233,500 notes issued, notes for $183,500 were issued along with detachable warrants to purchase up to 367,000 shares of common stock at $1.00 per share. These warrants have a five-year term. The Company recorded the warrants at their relative fair value and recorded a discount on the notes payable of approximately $16,000.

During the nine months ended September 30, 2010, the Company agreed to reduce the conversion rates on certain notes as an inducement to the noteholders to convert their notes into shares of the Company’s common stock. Holders of notes for $1,944,924 agreed to convert their notes into shares of the Company’s common stock at conversion rates ranging from $0.10 to $.25 per share. These noteholders agreed to accept the shares of the Company’s common stock on December 31, 2010. Because such shares have not been issued as of September 30, 2010, the amount the noteholders agreed to convert continues to be presented as notes payable at September 30, 2010.

Holders of notes for $131,000 agreed to extend the due date of their notes until December 31, 2010 with reduced conversion rates.  Holders of notes for $81,000 have agreed to convert their notes into shares of common stock at a conversion rate based on the 10-day average trading price of the Company’s common stock at the conversion date and receive a warrant for each $1.00 of note principal outstanding at the conversion date (81,000 warrants). These warrants are to have an exercise price of $1.00 per share and a term of 5 years. The Company determined that these notes did not meet the definition of “conventional convertible debt” because the number of shares which may be issued upon the conversion of the debt is not fixed. Therefore, the conversion feature of the debt has been bifurcated and accounted as a derivative. A discount of $81,000 has been recorded on these notes as of September 30, 2010 (Note 6).

Holders of notes for $225,000 agreed to extend the due date of their notes to December 31, 2010, without any additional modifications to the terms of the debt. As a result, the total of notes due at December 31, 2010, is $985,000.

Notes for $210,000 have not been extended and are due on demand.

As a result of the inducements granted to certain noteholders, the Company recognized expense of approximately $900,000 in the three months ended September 30, 2010, presented in interest expense in the accompanying consolidated financial statements.

[C]    In July 2010, the Company issued a $50,000 convertible note, convertible into common stock at 58% of the average market price of the Company’s common stock during the ten days preceding the conversion date.  This note bears interest at 8% and is due in April 2011. The Company determined that this note did not meet the definition of “conventional convertible debt” because the number of shares which may be issued upon the conversion of this note is not fixed. Therefore, the conversion feature of the debt has been bifurcated and accounted as a derivative. A discount of approximately $47,000 has been recorded on this note as of September 30, 2010 (Note 6)

In September 2010, the Company issued two convertible notes which total $30,010, convertible into shares of the Company’s common stock at $0.08 per share, which approximates the market price of the Company’s common stock at the issuance date. The note holders agreed to convert these notes at the date of issuance; however, the shares of the Company’s common stock have not been issued as of September 30, 2010.

During the nine months ended September 30, 2010, the Company borrowed $40,000 from an existing convertible note holder in exchange for a non-interest bearing note payable, due on demand.

6.	Derivative liability:

In accordance with ASC 815-15, Embedded Derivatives, the Company determined that the conversion features of certain convertible notes issued or modified during the three months ended September 30, 2010, meet the criteria of an embedded derivative, and therefore the conversion features of these notes, pursuant to ASC 815-40, Contracts in Entity’s Own Equity, have been bifurcated and accounted for as a derivative. The Company adjusts the fair value of these derivative liabilities at each reporting date, and the resulting gain or loss is reported in the statements of operations. The change in fair value of these derivatives was not considered material for the three months ended September 30, 2010. The derivative liability balance as of September 30, 2010 is $138,582.

The Company utilized the Black-Scholes pricing model to calculate the fair value of the derivative liability. Key assumptions used to apply this model were as follows:

Expected term	4 to 9 months
Volatility	110%
Risk-free interest rate	0.19%-0.38%
Dividend yield	0%

7.	Income taxes:

Based on the U.S. statutory income tax rates, the Company's expected income tax benefit was approximately $1,451,000 and $747,000 for the nine-months ended September 30, 2010 and 2009, respectively.  The expected income tax benefit differs from the actual benefit of $0 each period, due primarily to the valuation allowance.

8.	Shareholders’ deficit:

Stock options:

During the nine months ended September 30, 2010, the Company recorded stock-based compensation of approximately $938,000 for options that vested during the period, which is included in general and administrative expense.  As of September 30, 2010, the fair value of 600,000 unvested stock options was approximately $54,000 which is expected to be recognized over a weighted-average period of approximately 1.5 years.

The Company uses the Black-Scholes option pricing model to determine the weighted-average fair value of options. The weighted-average fair value of options granted during the nine-months ended September 30, 2010, was $0.22 per share. The assumptions utilized to determine the fair value of options granted through September 30, 2010, are provided in the following table:

	September 30, 2010	September 30, 2009

Risk free interest rates	2.38%-2.44%	1.34% - 2.75%
Expected volatility	181%-185%	135% - 145%
Expected term in years	5	2-3
Expected dividend yield	-	-

The following table sets forth stock option activity since January 1, 2010:

		Weighted
		Average		Weighted
	Number of	Exercise		Average
	Options	Price	Exercisable	Fair Value

Outstanding, January 1, 2010	5,350,000	$0.35	2,050,000	$0.18
Granted/vested during period	4,350,000	$0.28	4,050,000	$0.22
Outstanding, September 30, 2010	9,700,000	$0.32	6,100,000	$0.21

		Weighted
	Number of	Average
	Options	Fair Value

Nonvested At January 1, 2010	3,300,000	$0.18
Granted	300,000	$0.22
Nonvested at September 30, 2010	3,600,000	$0.18

As of September 30, 2010, the Company has 3,600,000 unvested stock options, of which the vesting of 3,000,000 stock options are contingent on future events.

Options granted to date have been granted outside of the plan and have terms that do not exceed five years. There were 6,100,000 vested options as of September 30, 2010. There was no intrinsic value attributable to outstanding or vested options at September 30, 2010.

Common stock issuances:

During the nine-months ended September 30, 2010, the Company issued 4,350,551 shares of its common stock to individuals as employee compensation and payments for services performed for the Company, valued at approximately $740,000 (based on the market price of the Company’s common stock at the date of the respective issuances). This amount includes 1,853,051 shares valued at approximately $206,000 that were issued to AGS as a fee incurred in conjunction with the AGS financing agreement.

During the nine-month period ended September 30, 2009, the Company issued 1,860,000 shares of common stock to various third parties who performed development stage services for the Company and for employee bonuses. These shares were valued at $465,000 ($0.25 per share).

9.	Lease commitment:

Through October 2010, the Company leased office space in Denver, Colorado on a month-to-month basis for approximately $1,100 per month. Da Chuan leases office space in Beijing, China on a month-to-month basis for approximately $5,400 per month.

9.	Subsequent events:

On October 28, 2010, the Company’s board of directors elected Eric Hager as Executive Vice President. Mr. Hager has served on the Board of Advisors of the Company since March 2009. On October 28, 2010, Mr. Hager was granted 750,000 shares of common stock valued at approximately $30,000, and compensation of $10,000 per month.

In addition, the board of directors also granted 750,000 shares of common stock, valued at approximately $30,000, to the Company’s CFO on October 28, 2010, and increased his monthly salary to $10,000 per month.

Subsequent to September 30, 2010, the Company issued two additional unsecured, 10% convertible notes, convertible into shares of common stock at $0.07 per share.  These two notes were then converted into shares of the Company’s common stock

Subsequent to September 30, 2010, the Company issued 216,000 shares of its common stock as payment for consulting services, valued at approximately $8,700.

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

RESULTS OF OPERATIONS

Results of Operations for the Three-months Ended September 30, 2010 Compared to the Three-months Ended September 30, 2009

During the three-months ended September 30, 2010, China Wi-Max incurred general and administrative expenses of approximately $746,000 compared to approximately $467,000 for the three-months ended September 30, 2009. The $279,000 increase was a result of an increase in the Company's consulting and legal fees expense related to marketing the Company and assistance with attracting additional capital and an impairment loss of $131,250 on the Hangzhou license.

An impairment loss of $131,250 was recorded in the three-month period ended September 30, 2010 to reduce the net carrying value of one of the Company’s three licenses to $0.  The decision to impair the carrying value of this contractual license right was based primarily on the Company’s inability to renew the license within what management determined to be a reasonable period of time, as well as unanticipated delays in the Company’s implementation of planned infrastructure in Hangzhou.

During the three-months ended September 30, 2010, China Wi-Max recognized a net loss of approximately $1,761, 000 compared to a net loss of approximately $546,000 during the three-months ended September 30, 2009. The $1,215,000 increase in net loss was primarily a result of the approximately $279,000 increase in general and administrative expenses, discussed above combined with the approximately $936,000 increase in interest expense as a result of the inducement to convert the convertible promissory notes discussed in note 5.

China Wi-Max's basic loss per share was $0.09 during the three-months ended September 30, 2010 versus a net loss of $0.04 per share during the three-months ended September 30, 2009.

Results of Operations for the Nine-months Ended September 30, 2010 Compared to the Nine-months Ended September 30, 2009

During the nine-months ended September 30, 2010 and 2009, China Wi-Max did not recognize any revenues.

During the nine-months ended September 30, 2010, China Wi-Max incurred general and administrative expenses of approximately $2,873,000 compared to approximately $1,921,000 for the nine-months ended September 30, 2009. The $952,000 increase was a result of an increase in the Company's operational activities compared to the prior period. During the nine-months ended September 30, 2010, there was an increase of approximately $315,000 in salary and wages, expenses for operations in China decreased by approximately $80,000, consulting and professional fees increased by approximately $623,000 , an impairment loss of $131,250 incurred in September 30, 2010 and travel and other items decreased by approximately $37,000 over the prior period ended September 30, 2009.

During the nine-months ended September 30, 2010, China Wi-Max issued 4,350,551 shares of its common stock to individuals as employment compensation and payments for services performed for China Wi-Max, valued at approximately $740,000. This amount includes 1,857,051 shares issued to a third party as part of a debt financing agreement. During the nine-months ended September 30, 2009, China Wi-Max issued 1,860,000 shares of its common stock to individuals as employment signing bonuses and payments for services performed for China Wi-Max, valued at approximately $465,000.

During the nine-months ended September 30, 2010, China Wi-Max issued stock options exercisable for 4,350,000 shares of its common stock, with an exercise price in a range from $0.25 to $0.50 per share and a term of 5 years. The options have variable vesting rates. During the nine-months ended September 30, 2010, options exercisable for 4,050,000 shares were vested. These options were valued using the Black-Scholes model, and the Company has recorded approximately $938,000 of non-cash stock option expense during the nine-months ended September 30, 2010.

During the nine-months ended September 30, 2009, China Wi-Max issued stock options exercisable for 3,175,000 shares of its common stock, with an exercise price of $0.25 per share and a term of 3 to 5 years.  The options have variable vesting rates.  During the nine-months ended September 30, 2009, options exercisable for 1,063,000 shares were vested.  These options were valued using the Black-Scholes model, and the Company has recorded approximately $192,000 of stock based compensation expense during the nine-months ended September 30, 2009.

During the nine-months ended September 30, 2010, China Wi-Max recognized a net loss of approximately $4,147,000 compared to a net loss of approximately $2,134,000 during the nine-months ended September 30, 2009. The $2,013,000 increase in net loss was primarily a result of the approximately $952,000 increase in general and administrative expenses, discussed above combined with the approximately $1,061,000 increase in interest expense as a result of the issuance of convertible promissory notes discussed below.

China Wi-Max's basic loss per share was $0.25 during the nine-months ended September 30, 2010 versus a net loss of $0.17 per share during the nine-months ended September 30, 2009.

LIQUIDITY

Historically, cash flow from operations has not been sufficient to sustain China Wi-Max's operation without additional sources of capital. At September 30, 2010, the Company had total current assets of approximately $45,000, consisting of cash of approximately $13,000 and prepaid expenses of approximately $32,000. At September 30, 2010, the Company had total current liabilities of approximately $6,344,000. Total current liabilities consisted of accounts payable of approximately $1,005,000, accrued interest of approximately $1,566,000, current notes payable of approximately $3,635,000 and derivative liabilities of approximately $138,000. At September 30, 2010, the Company had a working capital deficit of approximately $6,300,000.

During the nine-months ended September 30, 2010, China Wi-Max used approximately $376,000 in its operating activities. The net loss of approximately $4,147,000 was adjusted for approximately $740,000 of services paid for by the issuance of common stock, approximately $938,000 in non-cash option expenses and approximately $21,000 in depreciation and amortization costs. During the nine-months ended September 30, 2010, there was an approximate $23,000 decrease in prepaid expenses, an approximate $647,000 increase in accounts payable, and an approximate $1,178,000 increase in accrued interest.

During the nine-months ended September 30, 2009, China Wi-Max used approximately $1,084,000 in its operating activities.  The net loss of approximately $2,134,000 was adjusted for approximately $465,000 of services paid for by the issuance of common stock, approximately $192,000 in non-cash stock option expense and approximately $36,000 in depreciation and amortization expenses. During the nine months ended September 30, 2009, there was an approximate $30,000 increase in prepaid expenses, an approximate $147,000 increase in accounts payable, an approximate $140,000 increase in accrued interest, and an approximate $27,000 decrease in other assets.

During the nine-months ended September 30, 2010, China Wi-Max did not have any investing activities. During the nine-months ended September 30, 2009, China Wi-Max used approximately $14,000 in its investing activities for the purchase of property and equipment.

During the nine-months ended September 30, 2010, China Wi-Max received approximately $354,000 from its financing activities.  During the nine-months ended September 30, 2009, China Wi-Max received approximately $1,322,000 from its financing activities.

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

On July 23, 2010, we entered into a Reserve Equity Financing Agreement (“REF”) with AGS Capital Group, LLC (“AGS”), pursuant to which AGS committed to purchase, from time to time over a period of two years, shares of our common stock for cash consideration up to $10,000,000, subject to various conditions and restrictions. In connection with the REF, we also entered into a registration rights agreement with AGS, dated July 14,2010. The Company‘s ability to require AGS to purchase its common stock is subject to various restrictive limitations. The maximum amount of each advance (as defined in the agreement) is limited to 100% of the average daily trading volume of the Company stock for the five days immediately preceding the advance. The Company also must meet additional conditions which includes but is not limited to the Company filing a Registration Statement with the SEC.  We intend to use the proceeds in connection with acquisitions and joint ventures through our operating subsidiaries in China, and for general working capital purposes. The total shares of stock issued to AGS in consideration of signing the agreement is 1,857,051.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

There are several accounting policies that involve management’s judgments and estimates and are critical to understanding our historical and future performance, as these policies and estimates affect the reported amounts of revenue and other significant areas in our reported financial statements.

Please refer to the “Management’s Discussion and Analysis of Financial Condition and Results of Operation” located within our 10-K for the year ended December 31, 2009, for further discussion of our  “Critical Accounting Policies”.

As discussed in the notes to the interim financial statements, beginning in the third quarter of 2010, we entered into certain promissory notes which contain embedded conversion features, which are accounted for as derivatives.  The following is our critical accounting policy regarding the Company's accounting for such derivatives:

Derivatives

Our derivative instruments (including certain derivative instruments embedded in other contracts) are recorded in the balance sheet as either an asset or liability measured at its fair value, with changes in the derivative’s fair value recognized currently in earnings unless specific hedge accounting criteria are met.  We value these derivative securities under the fair value method at the end of each reporting period (quarter), and their value is marked to market at the end of each reporting period with the gain or loss recorded against earnings.  We continue to revalue these instruments each quarter to reflect their current value in light of the current market price of our common stock.  We utilize the Black-Scholes option-pricing model to estimate fair value.  Key assumptions of the Black-Scholes option-pricing model include applicable volatility rates, risk-free interest rates and the instrument’s expected remaining life.  These assumptions require significant management judgment.

ITEM 3. QUANTATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

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

As required by SEC Rule 15d-15(b), we carried out an evaluation under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 15d-14 as of the end of the period covered by this report. Based on the foregoing evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are ineffective in alerting them timely to material information required to be included in our periodic SEC filings and to ensure that information required to be disclosed in our periodic SEC filings is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

NONE

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company made the following unregistered sales of its securities from January 1, 2010 through September 30, 2010.

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

CHINA WI-MAX COMMUNICATIONS, INC.
(Registrant)

Dated: November 22, 2010	By:	/s/ Steve T. Berman
Steven Berman
President

Dated: November 22, 2010	By:	/s/ Frank Ventura
Frank Ventura,
Chief Financial Officer