Form 10-Q/A
period 2010-03-31
China Wi-Max Communications, Inc.
filed 2010-12-09
CIK 1434667

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q / A
Amendment No. 1

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

EXPLANATORY NOTE

China Wi-Max Communications, Inc. (the “Company”) is filing this Amendment No. 1 (the “Amendment”) to its Quarterly Report on Form 10-Q for the quarter ended March 31, 2010, which was originally filed with the Securities and Exchange Commission (the “Commission”) on May 24, 2010 (the “Original Filing”).

The purpose of this amendment is to add expanded disclosure to its notes to unaudited interim financial statements as follows: (1) add a section to Note 1 entitled “Basis of Presentation” and (2) add expanded disclosure to Note 2 in the section entitled “Consolidation of Variable Interest Entity” regarding Gao Da. In connection with the filing of this Amendment and pursuant to the rules of the Commission, the Chief Executive Officer and the Chief Financial Officer of the Company have reissued certain of their required certifications presented in Exhibits 31.1 and 31.2.

Except as described above, no other changes have been made to the Original Filing. The Original Filing continues to speak as of the dates described in the Original Filing, and we have not updated the disclosures contained therein to reflect any events that occurred subsequent to such dates. Accordingly, this Amendment should be read in conjunction with the Company’s filings made with the Commission subsequent to the filing of the Original Filing, as information in such filings may update or supersede certain information contained in this Amendment.

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

Basis of Presentation:

The accompanying interim, unaudited financial statements of the Company have been prepared in accordance with the instructions to quarterly reports on Form 10-Q. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and cash flows at March 31, 2010, and for all periods presented, have been made. Certain information and footnote disclosures normally included in financial statements prepared in conformity with accounting principles generally accepted in the United States of America have been condensed or omitted. It is therefore suggested that these interim financial statements be read in conjunction with the summary of significant accounting policies and notes to financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. The results of operations for the periods ended March 31, 2010, are not necessarily an indication of operating results for the full year.

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

In connection with the adoption of the new accounting rules for VIE’s, the Company consolidated an affiliate company, Gao Da, beginning on January 1, 2010. The Company is the sole variable interest holder of Gao Da, and it is the primary beneficiary, as there is a service agreement between the Company and Gao Da, in which the Company has agreed to fund all of Gao Da’s operations. Gao Da is a development stage, PRC enterprise, with no revenue-producing operations; at March 31, 2010, Gao Da's assets consist of license rights with a carrying value of approximately $  326,000 (Note 4) and liabilities of approximately $418,000, which are due to China Wi-Max.  These account balances eliminate in consolidation. Gao Da's license rights cannot be sold or transferred without the prior approval of the licensor.

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

Prior to January 1, 2010, the Company's intangible asset, contractual license rights, represents the Company’s rights to certain frequency licenses held by Gao Da. The contractual license rights represent the right to revenue generated from customers who contract to utilize frequency licenses held by Gao Da (Note 8). Prior to January 1, 2010, the Company amortized this intangible asset over the twenty-year term of the agreement. With the consolidation of Gao Da effective January 1, 2010, the Company has recorded the underlying frequency licenses held by Gao Da and has eliminated the contractual license rights in consolidation. The Company does not Amortize these license rights. The Company evaluates this intangible asset for impairment annually, and between annual evaluations if events or changes in circumstances indicate that the carrying amount of the asset may not be fully recoverable. In cases where required, an impairment provision is recognized in an amount by which the carrying value exceeds the estimated fair value of the asset.

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

During the three month period ended March 31, 2010, the Company issued $198,500 of 10%, unsecured convertible notes payable. Principal and interest on these notes are payable solely in shares of the Company's common stock. Principal and interest are convertible at any time into shares of the Company's common stock at $0.50 per share at the option of the note holders if converted prior to December 31, 2010. On December 31, 2010, if not converted, the conversion price is the lesser of $0.50 per share or the Average daily closing price ten days prior to December 31, 2010. Of the $198,500 debt issued during the three month period ended March 31, 2010, $148,500 included detachable warrants. For each dollar, two warrants were granted with a five-year term and are exercisable at $1.00 per share. The Company recorded the warrants at their relative fair value a discount of $38,963 has been recorded at March 31, 2010.

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

The Company uses the Black-Scholes option pricing model to determine the weighted average fair value of options. The weighted average fair value of options granted during the three months ended March 31, 2010 was $0.28 per share. The assumptions utilized to determine the fair value of options granted through March 31, 2010 are provided in the following table:

	March 31,2010	March 31,2009

Risk free interest rates	2.38%-2.44%	0.66% - 2.89%
Expected volatility	181%-185%	80% - 136%
Expected term in years	5	2-3
Expected dividend yield	-	-

The following table sets forth stock option activity since January 1, 2010:

		Weighted
		Average		Weighted
	Number of	Exercise		Average
	Options	Price	Exercisable	Fair Value

Outstanding, January 1, 2010	5,350,000	$0.35	2,050,000	$0.18
Granted/vested during period	4,350,000	$0.28	4,050,000	$0.28
Outstanding, March 31, 2010	9,700,000	$0.32	6,100,000	$0.21

		Weighted
	Number of	Average
	Shares	Fair Value

No vested shares at January 1, 2010	3,300,000	$0.18
Granted	330,000	$0.22
Nonvested at March 31, 2010	3,630,000	$0.18

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

Need for Additional Financing

China Wi-Max's business plan requires funding to develop and expand a new capital intensive business. China Wi-Max has been addressing funding needs for the next twelve months estimated at $10 to $15 million dollars to carry out the business plan. To continue to expand and grow the business beyond twelve months will require significant additional capital and China Wi-Max expects to be continually raising funds for at least the next twenty-four months to thirty-six months. Although management believes there is tremendous upside potential, failure to raise sufficient additional capital could result in reduced growth, or in the worst case, failure of the business. These ongoing capital needs are reflected in the Company's independent registered public accounting firm's Audit report for the audited periods ending December 31, 2009, which included a "going concern" emphasis paragraph.

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

CHINA WI-MAX COMMUNICATIONS, INC.
(Registrant)

Dated: December 7, 2010	By: /s/ Steve T. Berman
Steven Berman
President

Dated: December 7, 2010	By: /s/ Frank Ventura
Frank Ventura,
Chief Financial Officer