Form 10-Q/A
period 2010-06-30
China Wi-Max Communications, Inc.
filed 2010-12-09
CIK 1434667

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

EXPLANATORY NOTE

China Wi-Max Communications, Inc. (the “Company”) is filing this Amendment No. 1 (the “Amendment”) to its Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, which was originally filed with the Securities and Exchange Commission (the “Commission”) on August 23, 2010 (the “Original Filing”).

The purpose of this amendment is to add expanded disclosure to its notes to unaudited interim financial statements as follows: (1) add a section to Note 1 entitled “Basis of Presentation” and (2) add expanded disclosure to Note 2in the section entitled “Consolidation of Variable Interest Entity” regarding Gao Da. In connection with the filing of this Amendment and pursuant to the rules of the Commission, the Chief Executive Officer and the Chief Financial Officer of the Company have reissued certain of their required certifications presented in Exhibits 31.1 and 31.2.

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

		Page
PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

Balance Sheets –June 30, 2010 (Unaudited) and December 31, 2009		F-1

Statements of Operations (Unaudited) - Three months and six months ended June 30, 2010 and 2009 and the period From July 5, 2006 (Inception) to June 30, 2010		F-2 – F-3

Statements of Changes in Deficit (Unaudited) - From July 5, 2006 (Inception) to June 30, 2010		F-4

Statements of Cash Flows (Unaudited) - Six months ended June 30, 2010 and 2009 and From July 5, 2006 (Inception) to June 30, 2010		F-5

Notes to the Financial Statements (Unaudited)		F-6

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	3

Item 3.	Quantitative and Qualitative Disclosures About Market Risk - Not Applicable	6

Item 4T.	Controls and Procedures	6

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings -Not Applicable	6

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	6

Item 3.	Defaults Upon Senior Securities - Not Applicable	8

Item 4.	Submission of Matters to a Vote of Security Holders - Not Applicable	8

Item 5.	Other Information - Not Applicable	8

Item 6.	Exhibits	8

SIGNATURES		9

CHINA WI-MAX COMMUNICATIONS, INC.
(A Development Stage Enterprise)

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2010	2009
	(unaudited)

ASSETS

Current assets:
Cash	$308	$34,524
Prepaid expenses	30,309	52,385
Total current assets	30,617	86,909
Property and equipment, net	502,997	514,731
Intangible assets	305,678	305,678
	808,675	820,409
	$839,292	$907,318

LIABILITIES AND DEFICIT

Current liabilities:
Accounts payable	$656,492	$357,577
Accrued interest	580,943	425,189
Notes payable	3,661,444	3,468,824
Total current liabilities	4,898,879	4,251,590

Deficit:
China Wi-Max shareholders' deficit:
Common stock; $.001 par value; 100,000,000 shares authorized; 17,892,063 and 14,654,004 shares issued and outstanding as of June 30, 2010 and December 31, 2009, respectively	17,892	14,654
Additional paid-in capital	3,559,174	1,892,931
Accumulated other comprehensive income	26,889	25,978
Deficit accumulated during the development stage	(7,643,686)	(5,277,835)
Total China Wi-Max shareholders' deficit	(4,039,731)	(3,344,272)
Noncontrolling interest	(19,856)	-
Total deficit	(4,059,587)	(3,344,272)

Total liabilities and deficit	$839,292	$907,318

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

Basis of Presentation:

The accompanying interim, unaudited financial statements of the Company have been prepared in accordance with the instructions to quarterly reports on Form 10-Q. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and cash flows at June 30, 2010, and for all periods presented, have been made. Certain information and footnote disclosures normally included in financial statements prepared in conformity with accounting principles generally accepted in the United States of America have been condensed or omitted. It is therefore suggested that these interim financial statements be read in conjunction with the summary of significant accounting policies and notes to financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. The results of operations for the periods ended June 30, 2010, are not necessarily an indication of operating results for the full year.

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

The Company's continuance as a going concern is dependent on its future profitability and on the on-going support of its shareholders and creditors. In order to mitigate the going concern issues, the Company is continuing its efforts to raise capital. The Company raised approximately $233,500 during the six months ended June 30, 2010. In July 2010, the Company entered into a financing agreement with a third party, in which, subject to various conditions and restrictions, this party may purchase up to $10 million of the Company's common  stock. However, additional financing may not be available in amounts or on terms acceptable to the Company or at all. As a consequence, if the Company is unable to obtain any additional financing in the near term, the Company will be required to delay its business plan implementation, and/or the Company may be required to cease operations in order to offset the lack of available funding, which would have a material adverse impact on the Company.

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

In connection with the adoption of the new accounting rules for VIE’s, the Company consolidated an affiliate company, Gao Da, beginning on January 1, 2010. The Company is the sole variable interest holder of Gao Da, and it is the primary beneficiary, as there is a service agreement between the Company and Gao Da, in which the Company has agreed to fund all of Gao Da’s operations. Gao Da is a development stage, PRC enterprise, with no revenue-producing operations; at June 30, 2010, Gao Da's assets consist of license rights with a carrying value of approximately $306,000 (Note 4) and liabilities of approximately $ 424,000, which are due to China Wi-Max.  These account balances eliminate in consolidation. Gao Da's license rights cannot be sold or transferred without the prior approval of the licensor.

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

The value of the frequency licenses held by Gao Da is dependent on numerous factors, including successful deployment of networks and connectivity, and/or radio links. The Company considers the licenses to have an indefinite useful life under the provisions of ASC Topic 350, Goodwill and Other Intangible Assets. These licenses are typically renewed if the licensee files a renewal application prior to license expiration wherein the licensee demonstrates its engagement in supplying services or related activities to satisfy the appropriate criteria for renewal. The Company is in the process of obtaining a formal renewal for one of Gao Da's licenses from the local authorities. Management has no reason to believe it will not receive such formal renewal.

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

During the six months ended June 30, 2010, the Company issued $233,500 of 10% convertible notes payable. These notes bear interest at 10% per annum and are unsecured. Principal and interest are convertible at any time into shares of the Company's common stock at $0.50 per share at the option of the note holders. Of the $233,500 debt issued during the six month period ended June 30, 2010, $183,500 included detachable warrants. For each dollar, two warrants were granted with a five-year term and are exercisable at $1.00 per share. The Company recorded the warrants at their relative fair value and a discount of approximately $31,000 has been recorded at June 30, 2010.

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

9.       Subsequent event disclosure:

On July 23, 2010, the Company entered into a Reserve Equity Financing Agreement (“REF”) with AGS Capital Group, LLC (“AGS”), pursuant to which AGS committed to purchase, from time to time over a period of two years, shares of the Company's common stock for cash consideration up to $10,000,000, subject to certain conditions and limitations.  In connection with the REF, the Company also entered into a registration rights agreement with AGS, dated July 14, 2010. The Company intends to use the proceeds in connection with acquisitions and joint ventures through our operating subsidiaries in China, and for general working capital purposes. On July 23, 2010, 1,653,051 shares of stock were issued to AGS in consideration of signing the agreement bringing the total of shares issued to AGS to 1,857,051.

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

On July 23, 2010, we entered into a Reserve Equity Financing Agreement (“REF”) with AGS Capital Group, LLC (“AGS”), pursuant to which AGS committed to purchase, from time to time over a period of two years, shares of our common stock for cash consideration up to $10,000,000, subject to certain conditions and limitations.  In connection with the REF, we also entered into a registration rights agreement with AGS, dated July 14, 2010. We intend to use the proceeds in connection with acquisitions and joint ventures through our operating subsidiaries in China, and for general working capital purposes. On July 23, 2010, 1,657,051 shares of stock were issued to AGS in consideration of signing the agreement bringing the total of shares issued to AGS to 1,857,051.

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