Form 10-K
period 2010-12-31
China Wi-Max Communications, Inc.
filed 2011-04-15
CIK 1434667

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _____________

Commission file number: 000-53268

CHINA WI-MAX COMMUNICATIONS, INC.
(Exact name of registrant as specified in its charter)

Nevada	61-1504884
State or other jurisdiction of incorporation or organization	I.R.S. Employer Identification No.

1009 Washington Street, Grafton, WI 53024
(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code: 1-800-830-1978

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
Yes ☐ No ☒

The Aggregate market value of voting shares held by non-affiliates of the registrant was approximately $1,745,000 as of June 30, 2010.

There were 45,285,666 shares outstanding of the registrant's Common Stock as of April 6, 2011.

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

We are subject to the reporting requirements under the Securities and Exchange Act of 1934, Section 13a. We are registered under Section 12(g) of the Securities Exchange Act of 1934. As a result, shareholders will have access to the information required to be reported by publicly held companies under the Exchange Act and the regulations thereunder. We intend to provide our shareholders with quarterly unaudited reports and annual reports containing financial information prepared in accordance with U.S. generally accepted accounting principles and audited by an independent registered public accounting firm which will be accessible at the SEC website (www.sec.gov) or they can be requested by sending correspondence to 1009 Washington Street, Grafton, WI 53024.

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

At this time, under the direction of, and with funding from, China Wi-Max, Da Chuan and Shi Dai have acquired optical fiber and have entered into contracts to exclusively use wireless spectrum licenses in Beijing (plus use of a spectrum license in Shanghai) held by Gao Da. Da Chuan has entered into a contract with Gao Da for the exclusive use of these wireless and other licenses for the next 20 years. China Wi-Max has accounted for its 20-year contractual relationship with Gao Da for wireless licenses as an intangible asset, as these licenses are not held or owned by China Wi-Max. The Company began consolidating Gao Da (a variable interest entity) beginning January 1, 2010. The wireless licenses are held by Gao Da.

Starting in January 2008, China Wi-Max began a 10% Convertible Promissory Note offering. As a result of such offering, China Wi-Max received $4.5 million, through December 31, 2010. The funds raised from this offering have been used to purchase the optical fiber in Beijing and Hangzhou, have been used to facilitate Gao Da’s purchase of spectrum licenses in Beijing, and Shanghai, and have been used to complete the initial deployment of the fiber optics connectivity in Beijing during 2008.

In the future, in order to fully complete the China Wi-Max business plan described herein, China Wi-Max will need to raise at least a subsequent round of $2 to $5 million through equity, debt, or a combination thereof. The plan is to use these funds to acquire additional optical fiber assets and use of wireless spectrum in eight additional markets through its wholly-owned subsidiary companies and associated contract arrangements.

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

Da Chuan was established as a wholly-owned foreign entity of the Company in September of 2008. Da Chuan is the primary interface with end-customers in China through a contract executed between it and Gao Da, whereby Da Chuan is to manage all aspects of Gao Da’s assets and business. This includes the contract executed between Gao Da and Chijun (Beijing) Network Consultation & Service Co. Ltd. (hereafter CJ), a value added telecommunications license holder, whereby Gao Da can provide value added telecommunications services. The contract between Gao Da and CJ specifically establishes Da Chuan as the servicing agent for customers of Gao Da.

In addition, Da Chuan has entered into a contract with Shi Dai, to utilize Shi Dai’s optical fiber and other network assets. Da Chuan will operate all aspects of the networks and business on behalf of Gao Da and Shi Dai. This will include, but not be limited to: sales, marketing, customer service, customer billing, collection, network management, equipment specification, other engineering services, etc. All customer payments will be collected by Da Chuan. Various contracts define the services to be rendered and amounts to be paid from and to the various parties and the associated terms of such payments. At this time, all end-customers serviced by Da Chuan on behalf of Gao Da will be customers under CJ Network’s ISP license. Da Chuan’s Board of Directors and management have been appointed by China Wi-Max.

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

Gao Da was established in China as a locally-owned Chinese entity. China Wi-Max’s wholly-owned Chinese subsidiaries will operate in conjunction with Gao Da on a contract basis. Da Chuan has entered into an exclusive 20-year contract to manage all aspects of Gao Da’s assets and business. Currently, Gao Da has two full-time employees, and business activities have been funded by China Wi-Max. Any portion of the advances that have been used for expense purposes have been recorded as expense in China Wi-Max financial statements. Gao Da holds wireless spectrum licenses for Beijing and Shanghai, which were funded by China Wi-Max. The licenses are being utilized by Da Chuan pursuant to a contractual rights agreement. Gao Da has issued a Declaration of Trust to China Wi-Max as Beneficiary pledging all Gao Da shares to China Wi-Max.

Material Terms of Contracts:

There are two primary contracts at this time that enable China Wi-Max to operate the business in China through its wholly-owned Chinese subsidiaries.

The first contract is between Shi Dai and Da Chuan. This twenty (20) year exclusive contract enables Da Chuan to utilize the network assets owned by Shi Dai to provide internet related services. Da Chuan will pay Shi Dai ten percent (10%) of Da Chuan’s net revenue for maintenance and support of the Shi Dai assets.

The second primary contract is an exclusive twenty (20) year contract between Gao Da and Da Chuan, whereby Da Chuan will manage all aspects of Gao Da’s assets and business. Da Chuan will obtain and service retail and wholesale customers on behalf of Gao Da and will provide billing and collection services, etc. Da Chuan will use the various resources held by Gao Da to deliver services to end customers. Da Chuan will pay Gao Da one percent (1%) of the net revenue generated from the use of Gao Da’s assets and other resources.

In the early growth years of the business, funds to build the business in China is flowing from China Wi-Max to its wholly-owned subsidiaries and other entities, in the form of loans or deposits, as necessary to meet the requirements of the China Wi-Max business plan. Currently, there are no legal impediments that would hinder future repayment of these loans/deposits (investment other than for registered capital will be in the form of a loan) to the parent Company, China Wi-Max. Additionally, there are no existing legal impediments for the subsidiaries to pay dividends to the parent Company, China Wi-Max, after the appropriate in-country (China) taxes are paid. The current business plan does not contemplate the need for any funds to be returned from the subsidiary entities in China to China Wi-Max in the United States for successful execution.

The preceding description of the current corporate structure provides China Wi-Max with the basis to operate a value-added telecommunications service business in China through its wholly owned Chinese subsidiaries that meets legal and regulatory requirements, while at the same time giving the corporate parent significant direct and indirect control over operations.

Contracts, Licenses and Agreements

The Cooperation Agreement by and between Gao Da and CJ provides for both parties to use each other’s existing fiber network and related infrastructures and licenses to develop their services in Beijing. The Cooperation Agreement further enables Da Chuan (a subsidiary of China Wi-Max) to obtain new customers on behalf of Gao Da and for collecting fees from and issuing invoices to customers.

The cooperation agreement between Da Chuan and Gao Da provides for Da Chuan to pay Gao Da 1% of the net revenues collected by Da Chuan resulting from the use of Gao Da’s assets. The contract between Da Chuan and Shi Dai provides for Da Chuan to pay Shi Dai 10% of the net revenues collected by Da Chuan for customers using the network assets held by Shi Dai.

China Wi-Max has the rights to two metropolitan city 5.8GHz frequency licenses, held by Gao Da, which were granted from the Ministry of Information Industry (MII) offices of Beijing and Shanghai. The coverage is the administrative area of each city government. The frequency range of the licenses is from 5725MHz-5850MHz.

According to the National Radio Stations Frequency Occupation Charging Standard the license holder (Gao Da) must pay the following annual fees for spectrum use:

•
For microwave station frequencies below 10GHz, the charge is 40 Yuan per station in operation, per MHz per year, for example, if the base station working frequency is 4MHzx40RMB/Year or 8MHzx40RMB/Year. In Beijing: x2(yr), Shanghai: x3(yr)

Two license usage period:

Beijing: January 1, 2009 Cease Dec.2, 2013
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

The Company has raised to-date approximately $4.5M.  The Company is seeking initially $15M, in whole or in stages, to launch sales and marketing in Beijing and begin development of two additional markets in Shanghai, and Tianjin.

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

Wireless Broadband Service Providers

China Wi-Max’s wholly-owned Chinese subsidiaries also face competition from other wireless broadband service providers that use licensed and unlicensed spectrum. In addition to these commercial operators, many local governments, universities, and other governmental or quasi-governmental entities are providing or subsidizing “Wi-Fi” networks. There are numerous small urban wireless operations offering local services that could compete in some of the present or planned geographic markets.

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

Competitive Features of China Wi-Max Plans

Despite facing substantial existing and prospective competition, China Wi-Max believes that its wholly-owned Chinese subsidiaries will possess several competitive advantages that will allow them to attract new customers and retain these customers over time. These advantages include:

Reliability

Compared to cellular, cable and DSL networks that generally rely on an infrastructure originally designed for non-broadband purposes, the optical fiber and wireless networks to be operated by China Wi-Max’s subsidiaries are designed specifically to support broadband services. When the networks are deployed, customers will connect through the optical network, which will connect at carrier interconnection points along the network, thereby eliminating single points of failure. The network is intended to deliver at least 99% reliability rates with true redundancy.

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

The Regulations set forth the requirements for establishing wholly owned foreign entities, acquiring Chinese companies, operating as a value-added telecommunications enterprise and identify the limits of ownership, types of asset that may be owned based on ownership interest, licensing requirements, capital requirements, etc. As an example, to provide regional value-added telecommunications services, a company must have a minimum registered capital of one million RMB. China Wi-Max retained legal counsel in China to assist with the development of its operating plan and corporate structure. China Wi-Max has been assured by legal council that the current corporate structure, operating plan, and associated licensing will enable China Wi-Max’s wholly owned Chinese subsidiary companies to deliver value-added telecommunications services in China, and more specifically Beijing (initially).

The Company has complete control over its 100% owned subsidiaries, Da Chuan and Shi Dai, in China. Gao Da, which holds telecommunications-related licenses under Chinese Law, is not able to be “controlled” by the Company through equity. However, the contract with Gao Da is expected to be enforceable, and the Company believes, under current Chinese law, the contract legally provides for revenue sharing, license access and enterprise management. Gao Da is considered to be a variable interest entity subject to consolidation pursuant to applicable accounting standards, and is therefore included in the Company’s consolidated financial statements.

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

Development Activities

China Wi-Max’s fixed assets and intangible assets (contractual license rights) totaled approximately $679,000 and $820,000 as of December 31, 2010 and 2009, respectively. China Wi-Max does not foresee expending material sums on research and development in the near future.

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

Material Contracts

Service agreements between:
1.	Da Chuan and Shi Dai (Exhibit 10.6)
2.	Da Chuan and Gao Da (Exhibit 10.7)
3.	Gao Da and CJ (Exhibit 10.8)

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

China Wi-Max’s independent registered public accounting firm’s report on the Company’s financial statements as of December 31, 2010 and December 31, 2009, and for the periods then ended, includes an explanatory paragraph expressing substantial doubt about China Wi-Max’s ability to continue as a going concern. As a result of this going concern modification in the Company’s auditor's report on China Wi-Max’s financial statements, the Company may have a difficult time obtaining significant additional financing. If China Wi-Max is unable to secure significant additional financing, the Company may be obligated to seek protection under the bankruptcy laws and China Wi-Max shareholders may lose their investment.

China Wi-Max may have a shortage of working capital in the future which could jeopardize its ability to carry out the business plan.

China Wi-Max’s capital needs consist primarily of operating overhead for itself and its Chinese subsidiaries and funds for the purchase of fiber and access to spectrum in additional cities in China, herein identified, and could exceed $9,000,000 in the next twelve months. Such funds are not currently committed, and China Wi-Max has cash as of December 31, 2010 of approximately $2,000.

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

As of December 31, 2010, China Wi-Max had six individuals who are serving as its officers, directors and managers. Dr. Allan Rabinoff, Chairman (resigned in March 2011), Steven T. Berman President, Chief Executive Officer, and Frank Ventura, Chief Financial Officer are working full-time for the Company while the other officers, managers and consultants typically work 10 to 30 hours per week, each on a part-time basis. Two directors are also acting as Company officers. China Wi-Max will be heavily dependent upon their skills, talents, and abilities, as well as several consultants to the Company, to implement its business plan. The inability of the officers, directors and consultants to devote their full-time attention to the business may result in slower progress implementing the Company’s business plan. Once China Wi-Max receives the proceeds from the offering, additional staff and other consultants may be employed on a full or part-time basis as required. Investors will not be able to directly manage the Company’s business. As such, they should critically assess all of the information concerning the Company’s officers and directors. A portion of China Wi-Max’s officers and directors are not employed full-time by the Company, which could be detrimental to the business.

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

The Company’s operations are currently dependent upon the Company’s operating subsidiaries contractual relationships with Gao Da and CJ. The terms of these agreements are often statements of general intent and do not detail the rights and obligations of the parties. Some of these contracts provide that the parties will enter into further agreements on the details of the services to be provided. Others contain price and payment terms that are subject to adjustment. These provisions may be subject to differing interpretations, particularly on the details of the services to be provided and on price and payment terms. It may be difficult for China Wi-Max’s operating subsidiaries to obtain remedies or damages from these companies or their ultimate shareholders for breaching these agreements. Because China Wi-Max’s operating subsidiaries rely significantly on these companies for their business, the realization of any of these risks may disrupt China Wi-Max’s operating subsidiaries operations or cause degradation in the quality and service provided by, or a temporary or permanent shutdown of, the Company. China Wi-Max’s operating subsidiaries initial Cooperation Agreement (term of 2 years) that enables the Company to operate its value-added services, business, and the Exclusive Service Agreement in which the parties will cooperate and provide each other with technical services related to their businesses and access to use wireless licenses, is for a term of 20 years. If China Wi-Max’s operating subsidiaries are unable to renew these agreements on favorable terms, or to enter into similar agreements with other parties, their business may not expand and China Wi-Max operating subsidiaries operating expenses may increase.

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

In addition, the Securities and Exchange Commission has adopted a number of rules to regulate “penny stocks". Such rules include Rules 3a51-1, 15g-1, 15g-2, 15g-3, 15g-4, 15g-5, 15g-6, 15g-7, and 15g-9 under the Securities and Exchange Act of 1934, as amended. Because China Wi-Max’s securities constitute “penny stocks” within the meaning of the rules, the rules would apply to us and to China Wi-Max’s securities. The rules will further affect the ability of owners of shares to sell their securities in any market that might develop for them because it imposes additional regulatory burdens on penny stock transactions.

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

All of the outstanding shares of common stock held by the present officers, directors, and affiliate stockholders are “restricted securities” within the meaning of Rule 144 under the Securities Act of 1933, as amended. As restricted shares, these shares may be resold only pursuant to an effective registration statement or under the requirements of Rule 144 or other applicable exemptions from registration under the Act and as required under applicable state securities laws. We have filed a Form 10-12g registering shares held by officers, directors and affiliates and such individuals are now able to sell their shares after meeting the holding period requirements of Rule 144. Rule 144 provides in essence that a person who is an affiliate or officer or director who has held restricted securities for six months may, under certain conditions, sell every three months, in brokerage transactions, a number of shares that does not exceed the greater of 1.0% of a company’s outstanding common stock or the average weekly trading volume during the four calendar weeks prior to the sale. There is no limit on the amount of restricted securities that may be sold by a nonaffiliate after the owner has held the restricted securities for a period of six months if the company is a current, reporting company under the ’34 Act. A sale under Rule 144 or under any other exemption from the Act, if available, or pursuant to subsequent registration of shares of common stock of present stockholders, may have a depressive effect upon the price of the common stock in any market that may develop.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not Applicable.

ITEM 2. PROPERTIES

China Wi-Max utilizes office space located at 1009 Washington Street, Grafton, WI 53024.

Da Chuan leases office space in Beijing, China for approximately $500 per month.

ITEM 3. LEGAL PROCEEDINGS

China Wi-Max anticipates that it (including any subsidiaries) will from time to time become subject to claims and legal proceedings arising in the ordinary course of business. It is not feasible to predict the outcome of any such proceedings and China Wi-Max cannot assure that their ultimate disposition will not have a materially adverse effect on China Wi-Max business, financial condition, cash flows or results of operations. There are no such claims or legal proceedings as of the date of this filing.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted during the period covered by this report to a vote of security holders of the Company, through the solicitation of proxies or otherwise.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our market is thinly traded for the common stock and there is no assurance that one will develop in the near future, if ever. China Wi-Max has been listed on the over-the-counter bulletin board trading facility (“OTCBB”) on September 4, 2009. The Company cannot assure that its shares will trade at or above the Company’s net asset value.

Holders

There are approximately 220 holders of record of China Wi-Max common stock as of April 6, 2011.

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

Shares Eligible for Future Sale

As of December 31, 2010, China Wi-Max currently has 37,813,043 shares of common stock outstanding. A current shareholder who is an "affiliate" of China Wi-Max, defined in Rule 144 as a person who directly, or indirectly through one or more intermediaries, controls, or is controlled by, or is under common control with China Wi-Max will be required to comply with the resale limitations of Rule 144. Of these shares a total of 10,535,002 shares have been held for six months or more and are eligible for resale under Rule 144 assuming the Company has been a reporting company for 90 days. Sales by affiliates will be subject to the volume and other limitations of Rule 144, including certain restrictions regarding the manner of sale, notice requirements, and the availability of current public information about China Wi-Max. The volume limitations generally permit an affiliate to sell, within any three month period, a number of shares that does not exceed the greater of one percent of the outstanding shares of common stock or the average weekly trading volume during the four calendar weeks preceding his sale. A person who ceases to be an affiliate at least three months before the sale of restricted securities beneficially owned for at least two years may sell the restricted securities under Rule 144 without regard to any of the Rule 144 limitations.

Recent Sales of Unregistered Securities

Sales of Unregistered Securities
During 2010 some persons who had purchased our Convertible Notes in prior years exercised their right to convert $2,949,783 due under the notes into 16,832,487 shares of Common Stock.

During the year 2010 we issued 6,326,000 shares of our Common Stock and granted options to purchase up to 4,350,000 shares of Common Stock to seven bona fide employees or consultants to the Company for services in transactions exempt from registration under Section 4(2) of the Securities Act of 1933 and comparable provisions of State securities laws. A total of 4,050,000 options were immediately exercisable and the balance are exercisable over three years, or upon the achievement of performance milestones. The exercise price ranges from $0.25 to $0.50 per share.

During 2010 we sold Convertible Notes due December 31, 2010 and December 31, 2011 to accredited investors pursuant to transactions exempt from registration under Section 4(2) of the Securities Act of 1933 and comparable provisions of State securities laws.

These transactions are summarized in the following table.

Date of Transaction	Title of Securities	Number of Shares	Consideration	Class of Purchaser
Various in 2010	Conversion of Notes1	16,832,487	$3,931,796	Existing Note holders
Various in 2010	Common Stock	6,066,551	Services	Employees and Consultants
Various in 2010	Options2	4,350,000	Services	Employees and Consultants
Various in 2010	Convertible Notes		$425,520	Accredited Investors

1 Holders of Convertible Notes converted their Notes into Common Stock ranges from $0.08 to $0.25 per share.
2 Options are immediately exercisable to purchase up to 4,050,000 shares of Common Stock ranges from $0.25 to $0.50 per share.

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

China Wi-Max operating subsidiaries networks are designed to provide the reliability, redundancy, scalability, and other features expected of a carrier class network. China Wi-Max believes its operating subsidiaries can bypass the local loop facilities of the local exchange carrier to connect enterprise customers directly to the global communications network. At this time, China Wi-Max has five full-time employees in the United States, augmented by a number of personnel in operating subsidiaries, contract personnel and professional services organizations.

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

China Wi-Max’s operating plan assumes revenue growth will be through the direct sales and marketing efforts of our Chinese partner companies with US based marketing leadership. However, China Wi-Max’s plan is expected to be significantly accomplished through acquisitions and joint ventures. Redirecting part of the projected capital in this manner will significantly accelerate the Company’s model for reaching positive cash flow in China.  Also, China Wi-Max is considering acquisitions and joint ventures in the US  supporting a broad base of telecom services and technologies supportive  of services in China.

The addition of customers will require additional capital to acquire access to new buildings, purchase and install equipment, etc. The Company is also pursuing opportunities to utilize its wireless assets to provide last mile bridging services for potential customers. The Company also plans to initialize its network assets in Hangzhou. This project timing will be dependant our ability to raise sufficient capital to proceed. We are optimistic about the opportunity in China, but recognize how difficult it is to raise.

In the continuance of our business operations, we do not intend to purchase or sell any significant assets and we do not expect a significant change in the number of employees, until additional capital is raised.

RESULTS OF OPERATIONS

For The Year Ended December 31, 2010 Compared to the Year Ended December 31, 2009

During the year ended December 31, 2010, China Wi-Max incurred general and administrative expenses of $3,392,948 compared to $2,805,474 for the year ended December 31, 2009. The $587,474 increase was primarily the result of an increase in the Company's operational activities compared to the prior period. During the year ended December 31, 2010, the Company increased use of outside consultants, as it continued implementation of its business plan. The period over period increase was primarily a result of the staff increases, with an increase of $458,000 in salary and wages, increased consulting and professional fees of $180,000, expenses for operations in China increased by $20,000, decreased travel expense of $95,000 and decreased of $24,000 in other expenses. During the year ended December 31, 2010, China Wi-Max incurred $955,705 in expenses related to common stock and expense of $951,511 in options issued as payment for services totaling $1,907,216 compared to $811,361 for the year ended December 31, 2009.

During the year ended December 31, 2010, China Wi-Max recognized a net loss of $5,239,810 compared to a net loss of $3,108,512 during the year ended December 31, 2009. The $2,094,192 increase in net losses was primarily the result of the $1,331,033 increase in interest expense as a result of the promissory notes conversion discussed below, approximately $213,000 losses on derivatives, combined with the $587,475 increase in general and administrative expenses.

China Wi-Max's basic loss per share was $0.29 during the year ended December 31, 2010 versus a net loss per share of $0.24 during the year ended December 31, 2009.

Liquidity and Capital Resources

Cash flow from operations has not historically been sufficient to sustain China Wi-Max's operations without additional sources of capital. At December 31, 2010, the Company had total current assets of $4,016, consisting of cash of $1,822 and prepaid expenses of $2,194. At December 31, 2010, the Company had total current liabilities of $3,288,687. Total current liabilities consist of accounts payable of $1,164,827, accrued interest of $365,920, current convertible notes payable of $1,329,526 and derivative liability of $428,414. At December 31, 2010, the Company had a working capital deficit of $3,284,672.

During the year ended December 31, 2010, China Wi-Max used $466,691 in its operating activities. The net loss of $5,239,810 was adjusted for $1,949,046 of services related to stock based compensation, losses related to derivatives of $212,791 amortization of debt issuance costs of $69,475, depreciation of $29,783, and $131,250 in impairment. During the year ended December 31, 2010, there was a $50,192 increase in prepaid expenses, a $807,250 increase in accounts payable and a $59,268 decrease in accrued interest. Accrued interest of approximately $1,410,000 was converted to stock during the year.

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

During the year ended December 31, 2010, China Wi-Max did not use any cash in its investing activities.

During the year ended December 31, 2009, China Wi-Max used $9,850 in its investing activities, Most was for purchases of network equipment.

During the year ended December 31, 2010, China Wi-Max received $425,520 from its financing activities. During year ended December 31, 2009, China Wi-Max received $1,596,624 from its financing activities.

As of December 31, 2010, there is $1,329,526 in outstanding notes payable and accrued interest of $365,920. China Wi-Max is in default on $940,000 of these notes.

During the year ended December 31, 2010, China Wi-Max issued 6,066,551 shares of its common stock to individuals as employment signing bonuses and payments for services performed for China Wi-Max, valued at $955,705. In addition, China Wi-Max issued 16,832,487 shares for the conversion of $2,522,360 in principal and $1,409,396 in interest of convertible notes..

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
.
Going Concern

The independent registered public accounting firm’s report on the Company’s consolidated financial statements as of December 31, 2010 and 2009, includes a “going concern” explanatory paragraph that describes substantial doubt about the Company’s ability to continue as a going concern.

Critical Accounting Policies

China Wi-Max has identified the policies below as critical to China Wi-Max business operations and the understanding of China Wi-Max results from operations. The impact and any associated risks related to these policies on the Company’s business operations is discussed throughout Management’s Discussion and Analysis of Financial Conditions and Results of Operations where such policies affect China Wi-Max reported and expected financial results. For a detailed discussion on the application of these and other accounting policies, see Note 2 in the Notes to the Consolidated Financial Statements beginning on page F-6 for the years ended December 31, 2010 and 2009. Note that China Wi-Max’s preparation of this document requires China Wi-Max to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of China Wi-Max financial statements, and the reported amounts of expenses during the reporting periods. There can be no assurance that actual results will not differ from those estimates.

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

Recently Issued and Adopted Accounting Pronouncements

Effective January 1, 2010, the Company adopted Financial Accounting Standards Board (“FASB”) updated guidance related to fair value measurements and disclosures, which requires a reporting entity to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and to describe the reasons for the transfers. In addition, in the reconciliation of fair value measurements using significant unobservable inputs, or Level 3, a reporting entity should disclose separately information related to purchases, sales, issuances, and settlements information to be included in the roll forward of activity. The updated guidance also requires that an entity should provide fair value measurement disclosures for each class of assets and liabilities and disclosures about the valuation techniques and inputs used to measure fair value for both recurring and non-recurring fair value measurements for Level 2 and Level 3 fair value measurements. The guidance is effective for interim or annual financial reporting periods beginning January 1, 2010, except for the disclosures about purchases, sales, issuances and settlements in the roll forward activity in Level 3 fair value measurements, which are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. Therefore, the Company has not yet adopted the guidance with respect to the roll forward activity in Level 3 fair value measurements.

In October 2009, the FASB issued a new accounting standard which provides guidance for arrangements with multiple deliverables. Specifically, the new standard requires an entity to allocate consideration at the inception of an arrangement to all of its deliverables based on their relative selling prices. In the absence of the vendor-specific objective evidence or third-party evidence of the selling prices, consideration must be allocated to the deliverables based on management’s best estimate of the selling prices. In addition, the new standard eliminates the use of the residual method of allocation. In October 2009, the FASB also issued a new accounting standard which changes revenue recognition for tangible products containing software and hardware elements. Specifically, tangible products containing software and hardware that function together to deliver the tangible products’ essential functionality are scoped out of the existing software revenue recognition guidance and will be accounted for under the multiple-element arrangements revenue recognition guidance discussed above. Both standards will be effective for the Company in the first quarter of 2011. The Company does not expect any immediate material impact on its financial statements as a result of adopting these new standards.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The audited financial statements of China Wi-Max Communications, Inc. for the year ended December 31, 2010, and December 2009, and the period from July 5, 2006 through December 31, 2010, appear as pages F-1 through F-15.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
China Wi-Max Communications, Inc.

We have audited the accompanying consolidated balance sheets of China Wi-Max Communications, Inc. and subsidiaries (a Development Stage Enterprise) (the "Company") as of December 31, 2010 and 2009, and the related consolidated statements of operations and comprehensive loss, changes in deficit, and cash flows for the years ended December 31, 2010 and 2009, and the period from July 5, 2006 (inception) through December 31, 2010. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of China Wi-Max Communications, Inc. and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for the years ended December 31, 2010 and 2009, and the period from July 5, 2006 (inception) through December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company reported a net loss of approximately $5.2 million during the year ended December 31, 2010, and has a working capital deficiency and a shareholders' deficit of approximately $3.3 million and $2.6 million respectively, at December 31, 2010. In addition, the Company has a limited operating history and no revenue producing operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans with regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ GHP Horwath, P.C.
Denver, Colorado

April 15, 2011

CHINA WI-MAX COMMUNICATIONS, INC.
(A Development Stage Enterprise)

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2010	2009

ASSETS

Current assets:
Cash	$1,822	$34,524
Prepaid expenses	2,193	52,385
Total current assets	4,015	86,909
Property and equipment, net	504,026	514,731
Intangible assets, net	174,428	305,678
	678,454	820,409
Total assets	$682,469	$907,318

LIABILITIES AND DEFICIT

Current liabilities:
Accounts payable	$1,164,827	$357,577
Accrued interest	365,920	425,189
Notes payable, net of discount of $42,474 (2010)	1,329,526	3,468,824
Derivative liabilities	428,414	-
Total liabilities (all current)	3,288,687	4,251,590

Deficit:
China Wi-Max shareholders' deficit:
Common stock; $.001 par value; 100,000,000 shares authorized; 37,813,043 and 14,654,004 shares issued and outstanding as of December 31, 2010 and December 31, 2009, respectively	37,813	14,654
Additional paid-in capital	7,820,089	1,892,931
Accumulated other comprehensive income	53,525	25,978
Deficit accumulated during the development stage	(10,480,539)	(5,277,835)
Total China Wi-Max shareholders' deficit	(2,569,112)	(3,344,272)
Noncontrolling interest	(37,106)	-
Total deficit	(2,606,218)	(3,344,272)

Total liabilities and deficit	$682,469	$907,318

See notes to consolidated financial statements.

CHINA WI-MAX COMMUNICATIONS, INC.
(A Development Stage Enterprise)

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

			Period from
			July 5, 2006
			(inception)
	Year Ended		through
	December 31,	December 31,	December 31,
	2010	2009	2010

Operating expenses:
General and administrative expense	$(3,392,948)	$(2,805,474)	$(8,153,333)
Operating loss	(3,392,948)	(2,805,474)	(8,153,333)

Other expense:
Interest expense	(1,634,071)	(303,038)	(2,151,521)
Loss on derivatives	(212,791)	-	(212,791)
	(1,846,862)	(303,038)	(2,364,312)

Net loss	(5,239,810)	(3,108,512)	(10,517,645)
Net loss attributable to the noncontrolling interest	(37,106)	-	(37,106)
Net loss attributable to China Wi-Max	(5,202,704)	(3,108,512)	(10,480,539)

Foreign currency translation gain	27,547	125	53,525

Comprehensive loss	$(5,212,263)	$(3,108,387)	$(10,464,120)

Basic and diluted net loss per share attributable to China Wi-Max common shareholders	$(0.29)	$(0.24)

Weighted average number of common shares outstanding	17,954,128	13,109,534

See notes to consolidated financial statements.

CHINA WI-MAX COMMUNICATIONS, INC.
(A Development Stage Enterprise)

CONSOLIDATED STATEMENTS OF CHANGES IN DEFICIT

PERIODS FROM JULY 5, 2006 (INCEPTION) THROUGH DECEMBER 31, 2010

	China Wi-Max Shareholders
				Accumulated	Deficit
			Additional	other	accumulated
	Common stock		paid-in	comprehensive	during the	Noncontrolling	Total
	Shares	Amount	capital	income	development stage	Interest	deficit

Common stock issued for cash between July 5, 2006 (inception) and December 31, 2006 at par value ($0.001 per share)	3,825,000	$3,825	$-	$-	$-	$-	$3,825

Net loss			-	-	(8,538)		(8,538)

Balances, December 31, 2006	3,825,000	3,825	-	-	(8,538)	-	(4,713)

Common stock issued for cash between January and June 2007 at par value ($0.001 per share)	5,230,000	5,230	-	-	-	-	5,230

Common stock issued for cash between June and December 2007 at par value ($0.001 per share)	260,000	260	-	-	-	-	260

Common stock issued for services, valued at $0.25 per share	455,000	455	113,295	-	-	-	113,750

Net loss	-	-	-	-	(444,590)	-	(444,590)

Balances, December 31, 2007	9,770,000	9,770	113,295	-	(453,128)	-	(330,063)

Shares of common stock cancelled at par value	(260,000)	(260)	-	-	-	-	(260)

Common stock issued for services, valued at $0.25 per share	884,000	884	220,116	-	-	-	221,000

Common stock issued upon conversion of notes and accrued interest in December 2008, valued at $0.25 per share	391,002	391	97,362	-	-	-	97,753

Fair value of options vested during the period	-	-	103,275	-	-	-	103,275

Net loss	-	-	-	-	(1,716,195)	-	(1,716,195)

Other comprehensive income adjustments, gain on foreign currency translation	-	-	-	25,853	-	-	25,853

Balances, December 31, 2008	10,785,002	10,785	534,048	25,853	(2,169,323)	-	(1,598,637)

Common stock issued for services	1,900,000	1,900	473,100	-	-	-	475,000

Common stock issued upon conversion of notes and accrued interest	1,969,002	1,969	549,422	-	-	-	551,391

Fair value of options vesting during the period	-	-	336,361	-	-	-	336,361

Net loss	-	-	-	-	(3,108,512)	-	(3,108,512)

Other comprehensive income adjustments, gain on foreign currency translation	-	-	-	125	-	-	125

Balances, December 31, 2009	14,654,004	14,654	1,892,931	25,978	(5,277,835)	-	(3,344,272)

Common stock issued for services	6,066,551	6,067	955,705	-	-	-	961,772

Common stock issued upon conversion of notes and accrued interest	16,832,487	16,832	3,914,964	-	-	-	3,931,796

Common stock and warrants issued to convertible note holders as inducements to convert	260,000	260	104,978	-	-	-	105,238

Fair value of options vesting during the period	-	-	951,511	-	-	-	951,511

Net loss	-	-	-	-	(5,202,704)	(37,106)	(5,239,810)

Other comprehensive income adjustments, gain on foreign currency translation	-	-	-	27,547	-	-	27,547

Balances, December 31, 2010	37,813,042	$37,813	$7,820,089	$53,525	$(10,480,539)	$(37,106)	$(2,606,218)

See notes to consolidated financial statements.

CHINA WI-MAX COMMUNICATIONS,INC.
(A Development Stage Enterprise)

CONSOLIDATED STATEMENTS OF CASH FLOWS

			Period from
			July 5, 2006
			(Inception)
	Year Ended		through
	December 31, 2010	December 31, 2009	December 31, 2010

Cash flows from operating activities:
Net loss	$(5,239,810)	$(3,108,512)	$(10,517,645)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	1,949,046	811,361	3,198,432
Amortization of debt issue costs	69,475		69,475
Derivative loss	212,791	-	212,791
Impairment loss	131,250	-	131,250
Depreciation	29,783	27,448	63,553
Amortization	-	20,378	25,649
Changes in assets and liabilities:
Decrease (increase) in prepaid expenses	50,192	(28,544)	(2,193)
Decrease in other assets	-	38,139	38,139
Increase in accounts payable	807,250	237,747	1,164,827
Increase in accrued interest	1,523,332	303,039	2,035,766

Net cash used in operating activities	(466,691)	(1,698,944)	(3,579,956)

Cash flows from investing activities:
Purchase of property and equipment	-	(9,850)	(521,329)
Purchase of intangible assets	-	-	(364,195)
Net cash used in investing activities	-	(9,850)	(885,524)

Cash flows from financing activities:
Proceeds from issuance of notes payable and warrants	470,520	1,596,624	4,501,244
Debt repayment	(45,000)	-	(45,000)
Proceeds from issuance of common stock	-	-	9,055
Debt issue costs	-	-	(5,270)
Net cash provided by financing activities	425,520	1,596,624	4,460,029

Effect of exchange rate changes on cash	8,469	(1,195)	7,274

Net (decrease) increase in cash	(32,702)	(113,365)	1,822
Cash, beginning of period	34,524	147,889	-

Cash, end of period	$1,822	$34,524	$1,822

Supplemental disclosure of non-cash investing and financing activities:

Convertible notes and accrued interest converted to common stock	$3,931,796	$551,391	$4,580,940

See notes to consolidated financial statements.

CHINA WI-MAX COMMUNICATIONS, INC.
(A Development Stage Enterprise)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
PERIODS ENDED DECEMBER 31, 2010 AND 2009

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

In September 2008, the Company effectuated the formation and control of two wholly-owned subsidiaries in the Peoples Republic of China (PRC): Beijing Yuan Shan Da Chuan Business Development Ltd. ("Da Chuan") and Beijing Yuan Shan Shi Dai Technology Ltd. ("Shi Dai").

The Company's financial statements as of and for the years ended December 31, 2010 and 2009, and the period from September 24, 2008 (the date at which the Company gained 100% ownership of Da Chuan and Shi Dai) through December 31, 2010, include the accounts of Da Chuan and Shi Dai. In connection with the adoption of new accounting rules for variable interest entities (“VIE’s”), the Company began consolidating Beijing Gao Da Yang Guang Communication Technology, Ltd. (“Gao Da”) beginning on January 1, 2010 (Note 2). All intercompany account balances and transactions have been eliminated in consolidation.

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

Going concern and management's plans:

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company reported a net loss of approximately $5.2 millioni for the year ended December 31, 2010, and a working capital deficiency and shareholders' deficit of approximately $3.3 million and $2.6 million, respectively, at December 31, 2010. The Company has a limited operating history and no current revenue producing operations. In addition, the Company does not have a revolving loan agreement with any financial institution, nor can the Company provide any assurance it will be able to enter into any such agreement in the future, or be able to raise funds through a future issuance of debt or equity. These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company's continuance as a going concern is dependent on its future profitability and on the on-going support of its shareholders and creditors. In order to mitigate the going concern issues, the Company is continuing its efforts to raise capital. The Company raised approximately $50,000 during the first quarter of 2011. However, additional financing may not be available in amounts or on terms acceptable to the Company or at all. As a consequence, if the Company is unable to obtain any additional financing in the near term, the Company will be required to delay its business plan implementation, and/or the Company may be required to cease operations in order to offset the lack of available funding, which would have a material adverse impact on the Company.

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

Fiber optic cable	25 years
Network support equipment	5 years
Computer Equipment	3 years

Impairment of long-lived assets:

Management assesses the carrying values of long-lived assets for impairment when circumstances indicate that such amounts may not be recoverable from future operations. Generally, assets to be held and used are considered impaired if the sum of expected undiscounted future cash flows is less than the carrying amount of the asset.

As a result of this assessment process, management made a determination that an impairment was evident to one of its frequency license rights as of December 31, 2010, The Company recorded an impairment charge of $131,250 in the year ended December 31, 2010, which is recorded in general and administrative expense (Note 4).

Derivatives:

The applicable accounting rules require that each derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value, with changes in the derivative’s fair value recognized currently in earnings unless specific hedge accounting criteria are met. The Company values these derivative instruments under the fair value method at the end of each reporting period, and their value is marked to market at the end of each reporting period with the gain or loss recognized in earnings. The Company continues to revalue these instruments each reporting period to reflect their fair value in light of the current market price of the Company's common stock. The Company utilizes an option-pricing model to determine fair value. Key assumptions of the option-pricing model include applicable volatility rates, risk-free interest rates and the instrument’s expected remaining life. These assumptions require significant management judgment.

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

In connection with the adoption of the new accounting rules for VIE’s, the Company consolidated an affiliate company, Gao Da, beginning on January 1, 2010. The Company is the sole variable interest holder of Gao Da, and it is the primary beneficiary, as there is a service agreement between the Company and Gao Da, in which the Company has agreed to fund all of Gao Da’s operations. Gao Da is a development stage, PRC enterprise, with no revenue-producing operations; at December 31, 2010, Gao Da's assets consist of license rights with a carrying value of approximately $174,000 (Note 4) and liabilities of approximately $454,000, which are due to China Wi-Max. These account balances eliminate in consolidation. Gao Da's license rights cannot be sold or transferred without the prior approval of the licensor.

Prior to January 1, 2010, advances made by the Company to Gao Da for operations were expensed by the Company. In addition, prior to January 1, 2010, the Company had recorded contractual license rights, which represented the amount the Company paid to Gao Da to purchase the frequency licenses held by Gao Da. The carrying value of the contractual license rights was approximately the same amount as the carrying value of the frequency licenses recorded by Gao Da through December 31, 2010. Therefore, upon consolidation of Gao Da on January 1, 2010, after elimination of intercompany account balances and transactions, there was no material impact on the Company’s consolidated financial statements.

Revenue recognition:

As of December 31, 2010, the Company has no revenue-producing operations. At such time revenue generating operations begin, the Company will recognize revenue pursuant ot Securities and Exchange Commission, Staff Accounting Bulletin (“SASB”) No. 101, Revenue Recognition in Financial Statements, as amended by SAB No. 104, Revenue Recognition. Consistent with the requirements of these SABs, revenue will be recognized only when: a) persuasive evidence of arrangement exists, b) delivery has occurred, c) the seller’s price to the buyer is fixed, and d) collectability is reasonably assured.

Income taxes:

Deferred tax assets and liabilities are determined based on the difference between the financial reporting and tax bases of assets and liabilities using enacted tax rates that will be in effect in the year in which the differences are expected to reverse. The Company records a valuation allowance to offset deferred tax assets if based on the weight of available evidence, it is more-likely-than-not that some portion, or all, of the deferred tax assets will not be realized. The effect on deferred taxes of a change in tax rates is recognized as income or loss in the period that includes the enactment date.

The Company is required to file income tax returns with the relevant government authorities in the U.S. and the PRC. The Company is not subject to U.S. federal tax examinations for years before 2007. The Company does not believe there will be any material changes in its unrecognized tax positions over the next 12 months.

The Company determines its income tax expense in each of the jurisdictions in which it operates. The income tax expense includes an estimate of the current income tax expense, as well as deferred income tax expense, which results from the determination of temporary differences arising from the different treatment of items for book and tax purposes.

The Company records income tax-related interest and penalties as a component of income tax expense. No interest or penalties were incurred for the years ended December 31, 2010 and 2009.

Loss per share:

Basic loss per share of common stock is computed based on the weighted average number of common shares outstanding during the year. Stock options and common shares issuable upon the conversion of debt securities (14,912,749 at December 31, 2010 and 11,542,292 at December 31, 2009) are not considered in the calculation, as the effect would be antidilutive. Therefore, diluted loss per share is equivalent to basic loss per share.

Reclassifications:

Certain reclassifications to the 2009 cash flow statement have been made to conform to the 2010 presentation, none of which had any effect on cash flows from operating, investing and financing activities or total assets, total liabilities and stockholders’ equity.

Recently issued and adopted accounting pronouncements:

Effective January 1, 2010, the Company adopted Financial Accounting Standards Board (“FASB”) updated guidance related to fair value measurements and disclosures, which requires a reporting entity to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and to describe the reasons for the transfers. In addition, in the reconciliation of fair value measurements using significant unobservable inputs, or Level 3, a reporting entity should disclose separately information related to purchases, sales, issuances, and settlements information to be included in the roll forward of activity. The updated guidance also requires that an entity should provide fair value measurement disclosures for each class of assets and liabilities and disclosures about the valuation techniques and inputs used to measure fair value for both recurring and non-recurring fair value measurements for Level 2 and Level 3 fair value measurements. The guidance is effective for interim or annual financial reporting periods beginning January 1, 2010, except for the disclosures about purchases, sales, issuances and settlements in the roll forward activity in Level 3 fair value measurements, which are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. Therefore, the Company has not yet adopted the guidance with respect to the roll forward activity in Level 3 fair value measurements.

In October 2009, the FASB issued a new accounting standard which provides guidance for arrangements with multiple deliverables. Specifically, the new standard requires an entity to allocate consideration at the inception of an arrangement to all of its deliverables based on their relative selling prices. In the absence of the vendor-specific objective evidence or third-party evidence of the selling prices, consideration must be allocated to the deliverables based on management’s best estimate of the selling prices. In addition, the new standard eliminates the use of the residual method of allocation. In October 2009, the FASB also issued a new accounting standard which changes revenue recognition for tangible products containing software and hardware elements. Specifically, tangible products containing software and hardware that function together to deliver the tangible products’ essential functionality are scoped out of the existing software revenue recognition guidance and will be accounted for under the multiple-element arrangements revenue recognition guidance discussed above. Both standards will be effective for the Company in the first quarter of 2011. The Company does not expect any immediate material impact on its financial statements as a result of adopting these new standards.

3.    Property and equipment:

As of December 31, 2010 and December 31, 2009, property and equipment consists of the following:

	2010	2009

Fiber optic cable	$526,847	$507,875
Network support equipment	38,012	36,643
Computer equipment	4,000	4,000
	568,859	548,518
Less accumulated depreciation	(64,833)	(33,787)
	$504,026	$514,731

4.   Intangible assets:

Intangible assets consist of frequency license rights of $174,428 at December 31, 2010 held by Gao Da. These frequency license rights provide the Company with the rights to certain specific radio frequencies in two metropolitan cities located in the PRC (Beijing and Shanghai). Prior to January 1, 2010, the Company's intangible asset, contractual license rights ($305,678 at December 31, 2009), represented the Company’s rights to revenue generated from Gao Da customers who contracted to utilize the frequency licenses held by Gao Da. Prior to January 1, 2010, the Company amortized this intangible asset over the twenty-year term of the agreement. With the consolidation of Gao Da effective January 1, 2010, and the elimination of intercompany account balances between the Company and Gao Da, the resultant intangible asset represents the frequency licenses held by Gao Da.

The Company does not amortize these frequency license rights. The Company evaluates this intangible asset for impairment annually, and between annual evaluations if events or changes in circumstances indicate that the carrying amount of the asset may not be fully recoverable. In cases where required, an impairment provision is recognized in an amount by which the carrying value exceeds the estimated fair value of the asset. As discussed below, an impairment provision was recorded in the year ended December 31, 2010.

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

An impairment loss of $131,250 was recorded in the year ended December 31, 2010, to reduce the carrying value of one of the Company’s three frequency licenses to $0. The decision to impair the carrying value of this license (the Hangzhou license) was based primarily on the Company’s inability to renew the term of the license within what management determined to be a reasonable period of time, as well as unanticipated delays in the Company’s implementation of planned infrastructure in Hangzhou province, PRC.

5.   Notes payable:

At December 31, 2010 and December 31, 2009, the Company had the following notes payable outstanding:

	December 31, 2010	December 31, 2009
12%, unsecured, convertible notes, originally due June 30, 2010 and prior; convertible at $0.19 to $0.25 per share, due on demand [A]	$205,000	$552,400

10%, unsecured, convertible notes, note holder notice of conversion at $0.07 per share on December 31, 2010; shares to be issued [B]	295,000	-

10%, unsecured, convertible notes, due prior to and as of December 31, 2010; convertible at $0.50 per share, due on demand [A]	735,000	2,916,424

10%, unsecured, convertible note, due December 31, 2011; convertible at the 10-day average trading price during the previous 10 days immediately prior to conversion, net of discount of $2,070 [C]	2,930	-

8%, unsecured, convertible notes, $50,000 due July 2011, $30,000 due September 2011; net of discount of $40,404 [D]	39,596	-

Other unsecured notes [E]	52,000	-

Total notes payable (all current)	$1,329,526	$3,468,824

During the year ended December 31, 2010, the Company issued an additional $293,520 of 10% convertible notes for cash. Of these notes, $107,020 were converted at prices ranging from $0.06 to $0.19, the remaining $186,500 were convertible at the 10-day average trading price of the Company’s common stock at the conversion date. The Company determined that these notes did not meet the definition of “conventional convertible debt” because the number of shares, which may be issued upon the conversion of the debt is not fixed. Therefore, the conversion feature of the debt was bifurcated and accounted as a derivative. All of these notes have been fully converted as of December 31, 2010.

Of the $293,520 notes issued, notes for $183,500 were issued along with detachable warrants to purchase up to 367,000 shares of common stock at $1.00 per share. These warrants have a five-year term. The Company recorded the warrants at their relative fair value and recorded a discount on the notes payable, which were fully converted as of December 31, 2010.

[A] Holders of these notes have not extended or converted. The notes are due on demand.

[B] During the year ended December 31, 2010, the Company agreed to reduce the conversion rates on certain notes as an inducement to the noteholders to convert their notes into shares of the Company’s common stock. Holders of notes for $2,423,440, including $52,000 of the $107,020 noted above, agreed to convert their notes into shares of the Company’s common stock at conversion rates ranging from $0.08 to $0.25 per share. These noteholders agreed to accept the shares of the Company’s common stock on December 31, 2010.

As of result of the inducements granted to certain noteholders, the Company recognized expense of approximately $1.1 million during the year, which is presented in interest expense in the accompanying consolidated financial statements. The remaining noteholders were issued 4,666,517 shares for the notes and applicable interest in the 2011.

[C] Subsequent for year end, this note and applicable interest was converted into 256,233 shares of common stock.

[D] In July and September 2010, the Company issued $50,000 and $30,000 of convertible notes, respectively, convertible into common stock at 58% of the average market price of the Company’s common stock during the ten days preceding the conversion date. These notes bear interest at 8% and are due in April and July 2011, respectively. The Company determined that these notes did not meet the definition of “conventional convertible debt” because the number of shares which may be issued upon the conversion of this note is not fixed. Therefore, the conversion feature of the debt has been bifurcated and accounted as a derivative. A discount of approximately $20,500 and $20,000, respectively, has been recorded on these notes as of December 31, 2010.

Subsequent to year end, these notes and applicable interest were converted into 1,549,874 shares. Additionally the Company has reserved 4,310,345 shares at December 31, 2010 for conversions related to these note agreements.

[E] During the year ended December 31, 2010, the Company borrowed $52,000 from an existing convertible note holder in exchange for a non-interest bearing note payable, due on demand.

Subsequent to December 31, 2010, the Company issued a $20,000 unsecured, 10% convertible note, convertible at the 10-day average trading price of the Company’s common stock at the conversion date or December 31. 2011. Additionally, the Company entered into an 8% convertible note for $30,000, convertible into common stock at 58% of the average market price of the Company’s common stock during the ten days preceding the conversion date due on December 31, 2011.

6.  Derivative liabilities and fair value of financial instruments:

In accordance with ASC 815-15, Embedded Derivatives, the Company determined that the conversion features of certain convertible notes issued or modified during the year ended December 31, 2010, meet the criteria of an embedded derivative, and therefore the conversion features of these notes, pursuant to ASC 815-40, Contracts in Entity’s Own Equity, have been bifurcated and accounted for as a derivative. The Company adjusts the fair value of these derivative liabilities at each reporting date, and the resulting gain or loss is reported in the statements of operations. The Company recorded a loss on derivative liabilities of approximately $213,000 during the year ended December 31, 2010.

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

As of December 31, 2010, the Company had the following financial liability which is measured at fair value (Note 6):

	Level 1	Level 2	Level 3

Derivative liabilities	—	$428,414	—

The fair value of the Company's cash, accounts payable and notes payable approximate their carrying amounts due to the short maturities of these instruments.

The Company utilizes a pricing model to calculate the fair value of the derivative liability. Key assumptions used to apply this model were as follows:

Expected term	4 to 9 months
Volatility	110%-160%
Risk-free interest rate	0.19%-0.38%
Dividend yield	0%

7.   Income taxes:

Deferred tax assets consisted  of the  following at December 31, 2010 and 2009:

	2010	2009
Deferred non-current tax assets:
Net operating loss carryforwards	$3,126,000	$1, 662,000
Stock-based compensation	373,000	170,000
Deferred compensation	223,000	-
Other	213,000	-
Valuation allowance	(3,935,000)	(1,832,000)
Net non-current deferred tax assets	$-	$-

The Company's subsidiaries operate in the PRC and are therefore subject to the PRC tax laws and regulations. The PRC federal statutory income tax rate is 25%. At December 31, 2010, the Company has U.S. net operating loss carryforwards of approximately $8,145,000 which expire through 2030 and PRC net operating carryforwardsof approximately $450,000 which expire through 2015. As the Company is unable to determine that it is more likely than not that future taxable income of the Company will be sufficient to utilize the operating loss carryforwards, a valuation allowance has been established against this asset.

A reconciliation of income tax computed at the U.S. statutory tax rate of 34% to the effective income tax rate is as follows:

	2010		2009
Statutory rate	(34%	)	(34%	)
State taxes	(4)		(4)
Valuation allowance	38		38
Effective rate	0%		0%

8.   Deficit:

Stock option plan:

During the year ended December 31, 2010, the Company recorded stock-based compensation of approximately $952,000 for options that vested during the period, which is included in general and administrative expense. As of December 31, 2010, the fair value of 600,000 unvested stock options was approximately $41,000 which is expected to be recognized over a weighted-average period of approximately one year.

The Company uses the Black-Scholes option pricing model to determine the weighted-average fair value of options. The weighted-average fair value of options granted during 2010, was $0.22 per share. The assumptions utilized to determine the fair value of options granted in 2010 and 2009, are provided in the following table:

	December 31, 2010	December 31, 2009

Risk free interest rates	2.38%-2.44%	1.34% - 2.75%
Expected volatility	181%-185%	135% - 191%
Expected term in years	5	3-5
Expected dividend yield	-	-

The following table sets forth stock option activity since January 1, 2010:

		Weighted
		Average		Weighted
	Number of	Exercise		Average
	Options	Price	Exercisable	Fair Value

Outstanding, January 1, 2010	5,350,000	$0.35	2,050,000	$0.18
Granted/vested during period	4,350,000	$0.28	4,050,000	$0.22
Outstanding, December 31, 2010	9,700,000	$0.32	6,100,000	$0.21

		Weighted
	Number of	Average
	Options	Fair Value

Nonvested At
January 1, 2010	3,300,000	$0.18
Granted	300,000	$0.22
Nonvested at December 31, 2010	3,600,000	$0.18

As of December 31, 2010, the Company has 3,600,000 nonvested stock options, of which the vesting of 3,000,000 stock options are contingent on future events.

Options granted to date have been granted outside of the plan and have terms that do not exceed five years. There were 6,100,000 vested options as of December 31, 2010. There was no intrinsic value attributable to outstanding or vested options at December 31, 2010 or 2009.

Common stock issuances:

During the year ended December 31, 2010, the Company issued 4,213,500 shares of its common stock to individuals as employee compensation and payments for services performed for the Company, valued at approximately $756,000 (based on the market price of the Company’s common stock at the date of the respective issuances).

In July 2010, the Company entered into a two-year financing agreement with AGS Capital Group, LLC (“AGS”), a third party, in which, subject to various conditions and restrictions, AGS may be obligated to purchase up to $10 million of the Company’s common stock. As consideration for this agreement, the Company issued 1,853,051 shares to AGS at the inception of the agreement, valued at approximately $206,000, which was expensed in 2010. The Company‘s ability to require AGS to purchase its common stock however, is subject to restrictive limitations, as defined. Such restrictions include a maximum advance (and sale of shares) that is limited to 100% of the average daily-trading volume of the Company’s stock for the five days immediately preceding the advance. The Company also must meet certain terms and conditions which include, but are not limited to, the Company filing a Registration Statement with the Securities and Exchange Commission registering such shares to be issued. Such conditions and terms may significantly limit the amount of cash that may be raised over the term of this agreement, or may result in no cash being raised under this agreement. Through, and subsequent to December 31, 2010, the Company has not raised any cash under the AGS agreement.

During the year ended December 31, 2009, the Company issued 1,900,000 shares of common stock to various third parties who performed development stage services for the Company and for employee bonuses. These shares were valued at $475,000 ($0.25 per share).

8.   Commitments:

Leases:

The Company leased  office space in Denver, Colorado on a month-to-month basis, for approximately $1,100 per month. The Company terminated this lease in September 2010 and now utilizes office space in Grafton Wisconsin to conduct business.  This space is provided by a Director of the Company and is not subject to a lease. Da Chuan leases office space in Beijing, China expiring August 2011 for approximately $500 per month. Total lease expense for 2010 and 2009, was approximately $13,000 and $16,000, respectively.

Service agreements:

In October 2010, the Company entered into certain agreements with Beijing Chijun Network Consulting Services, LLC (“CJ”), a third-party internet service provider (ISP) and consulting firm, located in Beijing PRC. Pursuant to these agreements, CJ is to provide fiber-optic access construction (at up to nine building locations in Beijing), ISP connection services, and customer development assistance.  As consideration for such services, the Company is to pay costs incurred in construction (estimated to be approximately $15,000), monthly service fees for utilization of ISP equipment (estimated to be approximately $500 per month), and fees for customer development (to be based on defined percentages of any revenues generated from such customers).  Through December 31, 2010, certain fiber-optic construction activities have occurred, but such activities have not been significant, and expenditures have been less than $5,000.

9. Subsequent events:

In March, 2011, the Company entered into agreements with a third-party public relations and financing firm that assists development stage companies. This firm is to provide the Company with institutional market awareness and public relations support and is to attempt to arrange financing for the purpose of providing working capital. Pursuant to the agreements, the Company was required to issue to this firm, 1,000,000 shares of the Company’s common stock in March 7, 2011 (valued at approximately $20,000), and the Company is to issue an additional 1,000,000 shares of the Company’s common stock in the event the Company successfully closes a funding effort with the assistance of this firm. The Company is also required to pay a “success fee” equal to 7% of the amount of capital raised as a result of contacts by this firm. This amount is to be paid in cash.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures
Our management, under the supervision and with the participation of the Company’s the Company’s Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934), as of December 31, 2010. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, because of the material weakness in internal control over financial reporting described below, the Company’s disclosure controls and procedures were not effective as of December 31, 2010.

Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in the Securities Exchange Act of 1934 Rule 13a-15(f). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. The Company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit the preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that the Company’s receipts and expenditure are being made only in accordance with authorizations of the Company’s management and directors; and (iii) provide reasonable assurance regarding the prevention or timely detection of unauthorized acquisitions, use, or disposition of the Company’s assets that could have material effect on the Company’s consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods is subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more that a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The Company’s Chief Executive Officer and Chief Financial Officer conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010, based on the framework in Internal Control - Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (the "COSO Framework"). As a result of this assessment, our management concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2010. Our management identified the following material weaknesses in the Company’s internal control over financial reporting:

–
We do not have written documentation of our internal control policies and procedures. Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act. Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

–
Our management has not established with appropriate rigor the accounting policies, procedures, and documentation necessary to close our reporting periods and report our results of operations in an efficient and timely manner. In particular, our management has not established adequate policies, processes and procedures to maintain and support certain balance sheet accounts or to reconcile detail ledgers to the general ledger.

–
We were ineffective in maintaining a sufficient complement of qualified accounting personnel and controls associated with segregation of duties.  Currently, all aspects of our financial reporting process, are performed by two individuals with limited segregation of duties and limited secondary review, including but not limited to access to the underlying accounting records and systems, the ability to post and record journal entries and responsibility for the preparation of the financial statements. This creates certain incompatible duties and a lack of review over the financial reporting process that would likely fail to detect errors in spreadsheets, calculations, or assumptions used to compile the financial statements and related disclosures with the SEC. Specifically, we determined that because of the latter situation, our controls over the preparation, review and monitoring of the financial statements were ineffective to provide reasonable assurance that financial disclosures agreed to appropriate supporting detail, calculations or other documents.

This annual report does not include an attestation report of the Company's independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's independent registered public accounting firm pursuant to a provision under the Dodd-Frank Wall Street Reform and Consumer Protection Act, which grants a permanent exemption for non-accelerated filers from complying with Section 404(b) of the Sarbanes Oxley Act of 2002 of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report.

Changes in internal control over financial reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2010, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

Not applicable.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth information as to persons who currently serve as China Wi-Max directors, executives or officers, including their ages as of December 31, 2010.
Name	Age	Position with CHWM	Served as a Officer Since

Dr. Allan Rabinoff (1)	66	Chairman and Executive Director - China Business Development	2006
Steven T. Berman (2)	48	President and Director	2009
Frank R. Ventura	71	Chief Financial Officer	2009
Eric Hager	57	Executive Vice President	2010

Name	Age	Position with CHWM	Served as a Director Since

Dr. Allan Rabinoff (1)	66	Chairman and Executive Director - China Business Development	2006
Steven T. Berman (2)	48	President and Director	2009
Frank R. Ventura	71	Chief Financial Officer	2009
Buck Krieger	69	Director	2006
Sharon Xiong		Director	2009
Richard Kranitz	67	Director	2010

(1) Effective March 15, 2011, Dr. Allan Rabinoff resigned due to personal health reasons.
(2) Effective March 5, 2009, Mr. Berman was appointed President and Director of China Wi-Max Communications, Inc.

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

President and Director: Mr. Steven T. Berman was appointed as President and Director on March 5, 2009. Mr. Berman has a B.A. from the University of Wisconsin (1984) and a J.D. from the University of Wisconsin (1987). He served as Assistant General Counsel from 1989-1994 for the National Rural Utilities Cooperative Finance Corp. He became Senior VP, General Counsel, and Secretary/Treasurer of National Rural Telecommunications Cooperative from 1994-2004. In 2005-2006, he was President/CEO of First Capital Surety & Trust Company, (Formerly Morgan Chase Trust Company). He founded EBC Enterprises, LLC in 2004 as a consulting company.

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

Frank R. Ventura has been a director of the Company since April 30,2010 and Chief Financial Officer since May 2010.Mr Ventura has 25 years of experience in telecommunications, including twenty one years with Sprint. As Vice President and Controller-Chief Accountant Officer at Sprint Mr. Ventura was responsible for Acquisition Studies and Audits, Accounting System Development, SEC, Consolidation, and Tax. Mr.. Ventura Served as Chief Financial Officer for St. Andrews Telecommunications Inc., and Blue Star Communications Inc. after leaving Sprint.

Richard A. Kranitz has been a director of the Company since April 30, 2010. Mr. Kranitz has been an attorney in private practice since 1970, emphasizing securities, banking and business law. From 1990 to the present he has been an attorney in Kranitz & Philipp in Grafton, Wisconsin. Previously, following the death of a partner in 1976, he formed the Law Offices of Richard A. Kranitz. From 1982 to 1983, he was also a member of Fretty & Kranitz and from 1977 to 1978 he was also a member of Habush, Gillick, Habush, Davis, Murphy, Kraemer & Kranitz. He was a member of McKay, Martin & Kranitz from 1973 to 1976, and was employed by Reinhart, Boerner, Van Deuren, Norris & Reiselbach, s.c. from 1970 to 1973. Mr. Kranitz served as Law Clerk to the Honorable Myron L. Gordon in the U.S. District Court (E.D. Wisconsin) from 1969 to 1970. Kranitz & Philipp serves as legal counsel to the Company.

Annual Meeting

The annual meeting will be held at China Wi-Max’s principal office or at such other place as permitted by the laws of the State of Nevada and on such date as may be fixed from time to time by resolution of China Wi-Max Board of Directors.

Committees of the Board of Directors

China Wi-Max is managed by its officers under the oversight of its Board of Directors. China Wi-Max’s Board of Directors plans to establish an Audit Committee. China Wi-Max is currently attempting to recruit one or more independent directors to serve on the Board of Directors and the audit committee, at least one of whom will qualify as an “Audit Committee Financial Expert” as defined in SEC regulations. China Wi-Max is also establishing a Compensation Committee. There are currently no other committees under consideration.

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

Management of the Company has not been involved in prior "blank-check" or "shell" companies.

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

ITEM 11.  EXECUTIVE COMPENSATION

The following table sets forth the compensation paid to officers during the fiscal years ended December 31, 2010, 2009 and 2008. The table sets forth this information for China Wi-Max, including salary, bonus, and certain other compensation to the named executive officers for the past three fiscal years and includes officers as of December 31, 2010.

SUMMARY EXECUTIVES COMPENSATION TABLE
Name and Principal Position	Fiscal Year	Salary Paid	Bonus	Stock Awards	Option Awards	All Other Compensation	Total
Dr. Allan Rabinoff, Chairman and Executive Director	2010	$—	$—	$—	$330,000	$—	$330,000
	2009	$100,000	$—	$—	$—	$50,000	$150,000
	2008	$100,000	$—	$—	$—	$20,000	$120,000
Steven T. Berman, President and Director	2010	$—	$—	$—	$330,000	$—	$330,000
	2009	$60,000	$—	$187,500	$37,800	$—	$285,300
	2008	$—	$—	$—	$—	$—	$—
Frank Ventura, CFO	2010	$3,250	$—	$60,000	$88,000	$—	$151,250
	2009	$42,000	$—	$—	$9,550	$—	$51,550
	2008	$—	$—	$—	$—	$—	$—

OPTION/SAR GRANTS IN THE LAST FISCAL YEAR

China Wi-Max adopted an incentive stock option plan pursuant to which the Board of Directors may grant options to key employees, consultants, and others to purchase up to 5,000,000 shares of the Company’s common stock. The shareholders approved the plan at the Annual Meeting in 2009.

The plan will provide for the grant of incentive stock options with an exercise price of not less than the fair market value on the date of the grant as determined by the Board of Directors and will expire no later than the fifth anniversary of the date of grant.  As of December 31, 2010, the Company has not issued any options under the plan. During the year ended December 31, 2009 and 2010, options exercisable for 4,075,000 and 4,050,000 shares were granted outside the incentive stock option plan discussed above.

The options have a term of five years and an exercise price of $0.25 per share.  The options all have vesting rates.  At December 31, 2010, 6,100,000 shares have vested in full, respectively.  Before any employee options may be delivered or exercised, the shareholders must ratify the Plan.

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

Compensation Committee Interlocks and Insider Participation

Through December 31, 2010, the China Wi-Max Board of Directors in its entirety acted as the Compensation Committee for China Wi-Max.  Dr. Rabinoff is the Chairman of the Company.

Stock Option Award and Compensation Plan

China Wi-Max adopted an incentive stock option plan pursuant to which the Board of Directors may grant options to key employees, consultants, and others to purchase up to 5,000,000 shares of the Company’s common stock. The shareholders approved the plan at the Annual Meeting in 2009.

 The plan provide for the grant of incentive stock options with an exercise price of not less than the fair market value on the date of the grant as determined by the Board of Directors and will expire no later than the fifth anniversary of the date of grant.  As of December 31, 2010, the Company has not issued any options under the plan in year 2010.

Director Compensation

The Company does not pay any Directors fees for meeting attendance.  An Audit Committee has yet to be established therefore no compensation has been paid for this function. Below is the compensation for the year 2010.
Director	Director Fees Earned or Paid in Cash	Stock Awards	Option Awards	All Other Compensation	Total
Buck Krieger, Director	$-	$-	$44,000	$-	$44,000
Sharon Xiong, Director	$-	$-	$44,000	$-	$44,000
Richard Kranitz, Director	$-	$75,000	$-	$-	$75,000

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

 The plan will provide for the grant of incentive stock options with an exercise price of not less than the fair market value on the date of the grant as determined by the Board of Directors and will expire no later than the fifth anniversary of the date of grant.  As of December 31, 2010, the Company has not issued any options under the plan.

Securities Authorized For Issuance Under Equity Compensation Plans

The following table provides information as of December 31, 2010 regarding the equity compensation plan (including individual compensation arrangements) under which shares of China Wi-Max’s common stock are authorized for issuance.  No class of our securities other than our common stock or options to purchase our common stock is authorized for issuance under any of our equity compensation plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a) (c)

Equity compensation plans approved by security holders	—	—	—
Equity compensation plans not approved by security holders	9,700,000	$0.32	—
Total	9,700,000	$0.32	—

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information with respect to the beneficial ownership of China Wi-Max outstanding common stock by:

•	each person who is known by China Wi-Max to be the beneficial owner of five percent (5%) or more of China Wi-Max common stock;

•	China Wi-Max’s President, its other executive officers, and each director as identified in the “Management — Executive Compensation” section; and

•	all of the Company’s directors and executive officers as a group.

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

The information below is based on the number of shares of China Wi-Max common stock that China Wi-Max believes was beneficially owned by each person or entity as of December 31, 2010.  The total shares outstanding as of December 31, 2010 was 37,813,043.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class	Percent of Class After Conversion of Notes

Common shares	Dr. Allan Rabinoff, Chairman of the Board and Executive Officer	2,825,000	7.47%	5.36%
	11649 Port Washington Rd.
	Ste. #224
	Mequon, WI 53092

Common shares	Steven T. Berman, President and Director	750,000	1.98%	1.42%
	11649 Port Washington Rd.
	Ste. #224
	Mequon, WI 53092

Common shares	Frank Ventura, Chief Financial Officer and Director	750,000	1.98%	1.42%
	10654 West 168th Court
	Overland Park, KS
	66062

Common shares	Buck Krieger, Director	1,800,000	4.76%	3.41%
	12 Shari Dr.
	St. Louis, MO 63122

Common shares	Eric Hager, Executive Vice President	750,000	1.98%	1.42%
	23922 Caldwell Court
	Evergreen, CO
	80439

Common shares	Richard Kranitz, Director	750,000	1.98%	1.42%
	1238 12th Avenue
	Grafton, WI
	53024

Common shares	Sharon Xiong, Director 8552 S Miller Ct, Littleton, Co 80127	50,000	0.13%	0.19%

Common shares	All Directors and Executive Officers as a Group (7 persons)	7,675,000	20.30%	14.56%

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

During the years ended December 31, 2010, 2009 and 2008, the following officers and directors of China Wi-Max received shares of common stock in the following amounts for the reasons as stated below.

Name	Number of Shares	Value of Stock	Reason for Issuance
Year Ended December 31, 2008
George Harris, President, Chief Financial Officer and Director	200,000	$50,000	Signing Bonus with Employment Agreement
Daniel Najor, Former Director	50,000	$12,500	Services

Year Ended December 31, 2009
Steve T. Berman, President, Director	750,000	$187,500	Signing Bonus with Employment Agreement and Services
George Harris, Former President, Chief Financial Officer and Director	450,000	$112,500	Services
Sharon Xiong, Director	50,000	$12,500	Services

Year Ended December 31, 2010
Richard Kranitz, Dirctor	750,000	$75,000	Services
Eric Hager, Executive VP	750,000	$67,500	Services
Frank Ventura, CFO	750,000	$60,000	Services

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

GENERAL. GHP Horwath, P.C. ("GHP") is the Company's independent registered public accounting firm.

The following table represents aggregate fees billed to the Company for the years ended December 31, 2010 and December 31, 2009 by GHP Horwath, P.C.

	Year Ended December 31,
	2010	2009
Audit Fees	$46,500	$56,000
	-	-
Audit-related Fees	-	-

Tax Fees	4,250	6,000

All Other Fees	-	-

Total Fees	$50,750	$62,000

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following is a complete list of exhibits filed as part of this Form 10K. Exhibit number corresponds to the numbers in the Exhibit table of Item 601 of Regulation S-K.

(a)		Audited financial statements for December 31, 2010

(b)	Exhibit No.	Description

	3.1	Articles of Incorporation of China Wi-Max Communications, Inc. – 7/5/06 (2)
	3.2	Certificate of Amendment – 9/1/06 (Stock amount changed to 50,000,000 @ $.001) (2)
	3.3	Bylaws of China Wi-Max Communications, Inc. (1)
	10.1	Shares Transfer Agreement between Zhouwei and China Wi-Max Communications, Inc. (2)
	10.2	Employment Agreement – George E. Harris (2)
	10.3	Employment Agreement – Allan Rabinoff (2)
	10.4	2008 China Wi-Max Communications, Inc. Stock Option Award and Compensation Plan (2)
	10.5	Cooperation Agreement – English Translation and Chinese (2)
	10.6	Services Agreement between Beijing Yuan Shan Shi Dai Technology Development Ltd. and Beijing Yuan Shan Da Chuan Business Development Ltd. – ENGLISH (3)
	10.7	Services Agreement between Beijing Gao Da Yang Guang Technology Ltd. and Beijing Yuan Shan Da Chuan Business Development Ltd. – ENGLISH (3)
	10.8	Cooperation Agreement CJ Network– ENGLISH (3)
	10.9	Business License of Beijing Yuan Shan Da Chuan Business Development Ltd. – CHINESE and ENGLISH (3)
	10.10	Business License of Beijing Shan Shi Dai Technology Development Ltd. – CHINESE and ENGLISH (3)
	10.11	Declaration of Trust – CHINESE and ENGLISH (4)
	10.12	Amended and Restated Declaration of Trust (5)
	10.13	Security and Pledge Agreement (5)
	10.14	Employment Agreement – Steven T. Berman
	21	List of Subsidiaries
	31	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act
	32	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act
	99.1	Appendix A – Diagram
	99.2	Appendix B – Network Overview
	99.3	English Translation of Business License of Gao Da Yang Guang Communication Technology Ltd. (2)
	99.4	English Translation of Business License of Yuan Shan Shi Dai Technology Development, Ltd. (2)
	99.5	Frequency License Explanation Letter (2)

(1) Incorporated by reference from the exhibits included in the Company's Form 10 filed with the Securities and Exchange Commission (www.sec.gov), dated June 4, 2008. A copy can be provided by mail, free of charge, by sending a written request.

(2) Incorporated by reference from the exhibits included in the Company's Form 10/A filed with the Securities and Exchange Commission (www.sec.gov), dated September 25, 2008. A copy can be provided by mail, free of charge, by sending a written request.

(3) Incorporated by reference from the exhibits included in the Company's Form 10/A filed with the Securities and Exchange Commission (www.sec.gov), dated November 5, 2008. A copy can be provided by mail, free of charge, by sending a written request.

(4) Incorporated by reference from the exhibits included in the Company's Form 10/A filed with the Securities and Exchange Commission (www.sec.gov), dated November 18, 2008. A copy can be provided by mail, free of charge, by sending a written request
.
(5) Incorporated by reference from the exhibits included in the Company's Form 8K filed with the Securities and Exchange Commission (www.sec.gov), dated December 19, 2008. A copy can be provided by mail, free of charge, by sending a written request.

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA WI-MAX COMMUNICATIONS, INC.
(Registrant)

Dated: April 15, 2011	By:	/s/ Steven Berman
Steven Berman
Chief Executive Officer

Dated: April 15, 2011	By:	/s/ Frank Ventura
Frank Ventura,
Chief Financial Officer