Form 10-Q
period 2011-03-31
China Wi-Max Communications, Inc.
filed 2011-05-23
CIK 1434667

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011

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

303-993-8028

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

As of May 18, 2011 there were 46,479,696 shares of the registrant's common stock issued and outstanding.

Page
PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Balance Sheets –March 31, 2011 (Unaudited) and December 31, 2010	F-1

Consolidated Statements of Operations (Unaudited) - Three months ended March 31, 2011 and 2010 and The period from July 5, 2006 (Inception) to March 31, 2011	F-2

Consolidated Statements of Changes in Deficit (Unaudited) - From July 5, 2006 (Inception) to March 31, 2011	F-3

Consolidated Statements of Cash Flows (Unaudited) - Three months ended March 31, 2011 and 2010 and the period from July 5, 2006 (Inception) to March 31, 2011	F-4

Notes to the (Unaudited) Financial Statements	F-5

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	12

Item 3. Quantitative and Qualitative Disclosures About Market Risk - Not Applicable	15

Item 4. Controls and Procedures	15

PART II - OTHER INFORMATION

Item 1. Legal Proceedings -Not Applicable	16

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	16

Item 3. Defaults Upon Senior Securities - Not Applicable	16

Item 4. Submission of Matters to a Vote of Security Holders - Not Applicable	16

Item 5. Other Information - Not Applicable	16

Item 6. Exhibits	17

SIGNATURES	17

PART I

ITEM 1. FINANCIAL STATEMENTS

CHINA WI-MAX COMMUNICATIONS, INC.
(A Development Stage Enterprise)

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2011	2010
	(Unaudited)
ASSETS

Current assets:
Cash	$2,454	$1,822
Prepaid expenses	2,382	2,193

Total current assets	4,836	4,015

Property and equipment, net	500,404	504,026
Intangible assets	174,428	174,428
	674,832	678,454

Total assets	$679,668	$682,469

LIABILITIES AND DEFICIT

Current liabilities:
Accounts payable	$1,220,128	$1,164,827
Accrued interest	234,710	365,920
Notes payable, net of discount of $81,600 (2011), $42,474 (2010)	1,067,910	1,329,526
Derivative liabilities	157,818	428,414

Total liabilities (all current)	2,680,566	3,288,687

Deficit:
China Wi-Max shareholders' deficit:
Common stock; $.001 par value; 100,000,000 shares authorized; 44,709,238 and 37,813,042 shares issued and outstanding as of March 31, 2011 and December 31, 2010, respectively	44,709	37,813
Additional paid-in capital	8,653,331	7,820,089
Accumulated other comprehensive income	57,235	53,525
Deficit accumulated during the development stage	(10,714,397)	(10,480,539)
Total China Wi-Max shareholders' deficit	(1,959,122)	(2,569,112)

Noncontrolling interest	(41,776)	(37,106)
Total deficit	(2,000,898)	(2,606,218)

Total liabilities and deficit	$679,668	$682,469

See notes to unaudited consolidated financial statements.

CHINA WI-MAX COMMUNICATIONS, INC.
(A Development Stage Enterprise)

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)

			Period from
			July 5, 2006
			(inception)
	Three Months Ended		through
	March 31,	March 31,	March 31,
	2011	2010	2011

Operating expenses:
General and administrative expense	$(196,999)	$(1,694,450)	$(8,350,332)
Operating loss	(196,999)	(1,694,450)	(8,350,332)

Other expense:
Interest expense	(88,377)	(93,181)	(2,239,898)
Gain (loss) on derivatives	46,848	-	(165,943)
	(41,529)	(93,181)	(2,405,841)

Net loss	(238,528)	(1,787,631)	(10,756,173)
Net loss attributable to the noncontrolling interest	(4,670)	(15,591)	(41,776)
Net loss attributable to China Wi-Max	(233,858)	(1,772,040)	(10,714,397)

Foreign currency translation gain	3,710	2,034	57,235

Comprehensive loss	$(234,818)	$(1,785,597)	$(10,698,938)

Basic and diluted net loss per share attributable to China W-Max common shareholders	$ *	$(0.12)
Weighted average number of common shares outstanding	42,432,763	15,002,227

* Less than ($0.01) per share

See notes to unaudited consolidated financial statements.

CHINA WI-MAX COMMUNICATIONS, INC.
(A Development Stage Enterprise)

CONSOLIDATED STATEMENTS OF CHANGES IN DEFICIT

PERIODS FROM JULY 5, 2006 (INCEPTION) THROUGH MARCH 31, 2011
(Unaudited)

	China Wi-Max Shareholders
				Accumulated	Deficit
			Additional	other	accumulated		Total
	Common stock		paid-in	comprehensive	during the	Noncontrolling	shareholders'
	Shares	Amount	capital	income	development stage	Interest	deficit

Common stock issued for cash between July 5, 2006 (inception) and December 31, 2006 at par value ($0.001 per share)	3,825,000	$3,825	$-	$-	$-	$-	$3,825

Net loss			-	-	(8,538)		(8,538)

Balances, December 31, 2006	3,825,000	3,825	-	-	(8,538)	-	(4,713)

Common stock issued for cash between January and June 2007 at par value ($0.001 per share)	5,230,000	5,230	-	-	-	-	5,230

Common stock issued for cash between June and December 2007 at par value ($0.001 per share)	260,000	260	-	-	-	-	260

Common stock issued for services, valued at $0.25 per share	455,000	455	113,295	-	-	-	113,750

Net loss	-	-	-	-	(444,590)	-	(444,590)

Balances, December 31, 2007	9,770,000	9,770	113,295	-	(453,128)	-	(330,063)

Shares of common stock cancelled at par value	(260,000)	(260)	-	-	-	-	(260)

Common stock issued for services, valued at $0.25 per share	884,000	884	220,116	-	-	-	221,000

Common stock issued upon conversion of notes and accrued interest in December 2008, valued at $0.25 per share	391,002	391	97,362	-	-	-	97,753

Fair value of options vested during the period	-	-	103,275	-	-	-	103,275

Net loss	-	-	-	-	(1,716,195)	-	(1,716,195)

Other comprehensive income adjustments, gain on foreign currency translation	-	-	-	25,853	-	-	25,853

Balances, December 31, 2008	10,785,002	10,785	534,048	25,853	(2,169,323)	-	(1,598,637)

Common stock issued for services	1,900,000	1,900	473,100	-	-	-	475,000

Common stock issued upon conversion of notes and accrued interest	1,969,002	1,969	549,422	-	-	-	551,391

Fair value of options vesting during the period	-	-	336,361	-	-	-	336,361

Net loss	-	-	-	-	(3,108,512)	-	(3,108,512)

Other comprehensive income adjustments, gain on foreign currency translation	-	-	-	125	-	-	125

Balances, December 31, 2009	14,654,004	14,654	1,892,931	25,978	(5,277,835)	-	(3,344,272)

Common stock issued for services	6,066,551	6,067	955,705	-	-	-	961,772

Common stock issued upon conversion of notes and accrued interest	16,832,487	16,832	3,914,964	-	-	-	3,931,796

Common stock and warrants issued to convertible note holders	260,000	260	104,978	-	-	-	105,238

Fair value of options vesting during the period	-	-	951,511	-	-	-	951,511

Net loss	-	-	-	-	(5,202,704)	(37,106)	(5,239,810)

Other comprehensive income adjustments, gain on foreign currency translation	-	-	-	27,547	-	-	27,547

Balances, December 31, 2010	37,813,042	37,813	7,820,089	53,525	(10,480,539)	(37,106)	(2,606,218)

Common stock issued for services	1,000,000	1,000	19,000	-	-	-	20,000

Common stock issued upon conversion of notes and accrued interest	5,896,196	5,896	776,554	-	-	-	782,450

Contributed services	-	-	30,000	-	-	-	30,000

Fair value of options vesting during the period	-	-	7,688	-	-	-	7,688

Net loss	-	-	-	-	(233,858)	(4,670)	(238,528)

Other comprehensive income adjustments, gain on foreign currency translation	-	-	-	3,710	-	-	3,710

Balances, March 31, 2011	44,709,238	$44,709	$8,653,331	$57,235	$(10,714,397)	$(41,776)	$(2,000,898)

See notes to unaudited consolidated financial statements.

CHINA WI-MAX COMMUNICATIONS,INC.
(A Development Stage Enterprise)

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

			Period from
			July 5, 2006
			(Inception)
	Three Months Ended		through
	March 31, 2011	March 31, 2010	March 31, 2011

Cash flows from operating activities:
Net loss	$(238,528)	$(1,787,631)	$(10,756,173)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	27,687	1,222,002	3,226,119
Amortization of debt issue costs	39,292	4,329	108,767
Contributed services	30,000		30,000
(Gain)/loss on derivative	(46,848)	-	165,943
Impairment loss	-	-	131,250
Depreciation	7,221	6,911	70,774
Amortization	-	-	25,649
Changes in assets and liabilities:
(Increase)/decrease in prepaid expenses	(189)	20,474	(2,382)
Decrease in other assets	-	-	38,139
Increase in accounts payable	55,301	267,356	1,220,128
Increase in accrued interest	44,085	88,852	2,079,851

Net cash used in operating activities	(81,979)	(177,707)	(3,661,936)

Cash flows from investing activities:

Purchase of property and equipment	-	-	(521,329)
Purchase of intangible assets	-	-	(364,195)

Net cash used in investing activities	-	-	(885,524)

Cash flows from financing activities:
Proceeds from issuance of notes payable and warrants	92,500	198,500	4,593,744
Debt repayment	(10,000)	-	(55,000)
Proceeds from issuance of common stock	-	-	9,055
Debt issue costs	-	-	(5,270)

Net cash provided by financing activities	82,500	198,500	4,542,529

Effect of exchange rate changes on cash	111	1,953	7,385

Net increase in cash	632	22,746	2,454
Cash, beginning of period	1,822	34,524	-

Cash, end of period	$2,454	$57,270	$2,454

Supplemental disclosure of non-cash investing and financing activities:

Convertible notes and interest converted to common stock	$782,450	$-	$5,363,390

See notes to unaudited consolidated financial statements.

CHINA WI-MAX COMMUNICATIONS, INC.
(A Development Stage Enterprise)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2011 AND 2010
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

The Company's financial statements as of March 31, 2011, the year ended December 31, 2010, and the periods from September 24, 2008 (the date at which the Company gained 100% ownership of Da Chuan and Shi Dai) through March 31, 2011, include the accounts of Da Chuan and Shi Dai.  In  connection with the adoption of new accounting rules for variable interest entities (“VIE’s”), the Company began consolidating Beijing Gao Da Yang Guang Communication Technology, Ltd. (“Gao Da”) beginning on January 1, 2010 (Note 2).  All intercompany account balances and transactions have been eliminated in consolidation.

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

Basis of Presentation:

The accompanying interim, unaudited financial statements of the Company have been prepared in accordance with the instructions to quarterly reports on Form 10-Q. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and cash flows at March 31, 2011, and for all periods presented, have been made. Certain information and footnote disclosures normally included in financial statements prepared in conformity with accounting principles generally accepted in the United States of America have been condensed or omitted. It is therefore suggested that these interim financial statements be read in conjunction with the summary of significant accounting policies and notes to financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. The results of operations for the periods ended March 31, 2011, are not necessarily an indication of operating results for the full year.

Going concern and management's plans:

The accompanying unaudited, interim financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.  The Company reported a net loss of approximately $0.2 million for the three-months ended March 31, 2011, and a working  capital deficiency and  shareholders' deficit of approximately $2.7 million and $2.0 million, respectively, at March 31, 2011.  The Company has a limited operating history and no revenue producing operations.  In addition, the Company does not have a revolving loan agreement with any financial institution, nor can the Company provide any  assurance  it will be able to enter into any such agreement in the future, or be able to raise  funds  through a future issuance of debt or equity. These factors raise substantial doubt about the Company's ability to continue as a going concern.  The financial statements do not include any adjustments relating to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company's continuance as a going concern is dependent on its future profitability   and on the on-going support of its shareholders and creditors.  In order to mitigate the going concern issues, the Company is continuing its efforts to raise capital.  The Company raised approximately $92,500 during the three-months ended March 31, 2011, in exchange for notes payable (Note 5).

During the three-months ended March 31, 2011,  the Company entered into various agreements with third-party consulting firms to assist the Company in obtaining debt or equity financing.  There can be no assurance that the Company will be successful in these efforts, and through May 23, 2011, the Company has not obtained any financing under these agreements.

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

Impairment of long-lived assets:

Management assesses the carrying values of long-lived assets for impairment when circumstances indicate that such amounts may not be recoverable.  Generally, assets to be held and used are considered impaired if the sum of expected undiscounted future cash flows is less than the carrying amount of the asset.

Derivatives:

Each derivative instrument (including certain derivative instruments embedded in other contracts) is recorded in the balance sheet as either an asset or liability measured at its fair value, with changes in the derivative’s fair value recognized currently in earnings unless specific hedge accounting criteria are met.  The Company values these derivative securities at fair value at the end of each reporting period (quarter), and the change in fair value each reporting period is recorded as gain or loss, recorded in the statement of operation.  The Company continues to revalue these instruments each quarter to reflect their current value in light of the current market price of the Company's common stock.  The Company utilizes an option-pricing model to determine fair value.  Key assumptions of the option-pricing model include applicable volatility rates, risk-free interest rates and the instrument’s expected remaining life.  These assumptions require significant management judgment.

The Company classifies derivatives as either current or long-term in the balance sheet based on the classification of the underlying convertible debt instrument.

Consolidation of variable interest entity:

In connection with the adoption of the new accounting rules for VIE’s, in 2010, the Company consolidated an affiliate company, Gao Da, beginning on January 1, 2010.  Upon consolidation of Gao Da on January 1, 2010, after elimination of intercompany account balances and transactions, there was no material impact on the Company’s consolidated financial statements.  Because the Company is the sole variable interest holder of Gao Da, it is the primary beneficiary. There is a service agreement between the Company and Gao Da in which the Company has agreed to fund all of Gao Da’s operations. Gao Da is a development stage, PRC enterprise with no revenue producing operations. At March 31, 2011, Gao Da’s assets consist of license rights with a carrying value of approximately $174,000 (Note 4) and liabilities of approximately $462,000, which are due to China Wi-Max. Gao Da cannot sell its license rights without the prior approval of the licensor.

Revenue recognition:

As of March 31, 2011, the Company has no revenue-producing operations. At such time that revenue generating operations begin, the Company will recognize revenue pursuant to Securities and Exchange Commission, Staff Accounting Bulletin ("SAB") No. 101, Revenue Recognition in Financial Statements, as amended by SAB No. 104, Revenue Recognition. Consistent with the requirements of these SABs, revenue will be recognized only when: a) persuasive evidence of arrangement exists, b) delivery has occurred, c) the seller's price to the buyer is fixed, and d) collectability is reasonably assured.

Loss per share:

Basic loss per share of common stock is computed based on the weighted-average number of common shares outstanding during the year. Common shares issuable upon the conversion of stock options, warrants and debt securities (19,331,287 at March 31, 2011 and 16,490,719 at March 31, 2010) are not considered in the calculation, as the effect would be antidilutive. Therefore, diluted loss per share is equivalent to basic loss per share.

Reclassifications:

Certain immaterial prior year amounts were reclassified in the statement of cash flows to conform to the current period presentation.

3.	Property and equipment:

   As of March 31, 2011 and December 31, 2010, property and equipment consists of the following:

	March 31, 2011	December 31, 2010

Fiber optic cable	$530,630	$526,847
Network equipment	38,285	38,012
Computer equipment	4,000	4,000
	572,915	568,859
Less accumulated depreciation	(72,511)	(64,833)
	$500,404	$504,026

4.	Intangible assets:

Intangible assets consist of frequency license rights of $174,428 at March 31, 2011 held by Gao Da. The Company does not amortize these frequency license rights. The Company evaluates these intangible assets for impairment annually, and between annual evaluations if events or changes in circumstances indicate that the carrying amount of the asset may not be fully recoverable. In cases where required, an impairment provision is recognized in an amount by which the carrying value exceeds the estimated fair value of the asset.

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

5.	Convertible notes payable:

At March 31, 2011 and December 31, 2010, the Company had the following notes payable outstanding:

		Balance Outstanding as of
		March 31, 2011	December 31,2010
12%, unsecured, convertible notes, originally due June 30, 2010 and prior; convertible at $0.19 to $0.25 per share, due on demand		$205,000	$205,000
10%, unsecured, convertible notes, note holder notice of conversion at $0.07 per share on December 31, 2010; notes for $275,000 converted in quarter ended March 31, 2011; remaining note converted in May 2011	[A]	20,000	295,000
10%, unsecured, convertible notes, due prior to and as of December 31, 2010; convertible at $0.50 per share, due on demand		735,000	735,000
10%, unsecured, convertible notes, due December 31, 2011; convertible at 20% of the 10-day average trading price during the previous 10 days immediately prior to conversion, net of discount of $15,320	[B]	14,690	2,930
8%, unsecured, convertible notes, $20,000 due April 2011, $30,000 due July 2011, $32,500 due October 2011, $25,000 due December 2011; net of discount of $66,280	[C]	41,220	39,596
Other unsecured notes to a related party shareholder, non-interest bearing, due on demand	[D]	52,000	52,000
Total notes payable (all current)		$1,067,910	$1,329,526

During the three months ended March 31, 2011, the Company issued an additional $92,500 of notes for cash. Of these notes, $25,000 were convertible at the 10-day average trading price of the Company’s common stock at the conversion date (due date), and $57,500 were convertible at 58% of the average three-day low closing price in the 10 days immediately prior to the conversion date (due date). The Company determined that these notes did not meet the definition of “conventional convertible debt” because the number of shares which may be issued upon the conversion of the debt is not fixed. Therefore, the conversion feature of the debt was bifurcated and accounted for as a derivative. The remaining $10,000 received was a non-interest bearing note from a related party shareholder which was repaid during the quarter ended March 31, 2011.

[A] The remaining notes at March 31, 2011 and applicable accrued interest were converted into 320,195 shares of common stock subsequent to March 31, 2011.

[B] One of these notes with a principal amount of $5,000 and applicable accrued interest was converted into 256,233 shares of common stock subsequent to March 31, 2011.

[C] In January and March 2011, the Company issued $32,500 and $25,000 of convertible notes, respectively, convertible into common stock at 58% of the average three-day low closing price of the Company’s common stock during the ten days immediately prior to the conversion date. These notes bear interest at 8% and are due in July and December 2011, respectively. The Company determined that these notes did not meet the definition of “conventional convertible debt” because the number of shares which may be issued upon the conversion of this note is not fixed. Therefore, the conversion feature of the debt has been bifurcated and accounted for as a derivative. A discount of approximately $21,830 and $22,810, respectively, has been recorded on these notes as of March 31, 2011. Subsequent to March 31, 2011, the note holder converted $8,000 of these notes into 1,194,030 shares of common stock.

[D] Subsequent to March 31, 2011, the Company borrowed an additional $8,500 from this note holder.

6.	Derivative liabilities and Fair Value of Financial Instruments:

In accordance with ASC 815-15, Embedded Derivatives, the Company has determined that the conversion features of certain convertible notes meet the criteria of an embedded derivative, and therefore the conversion features of these notes, pursuant to ASC 815-40, Contracts in Entity’s Own Equity, have been bifurcated and accounted for as a derivative. The Company adjusts the fair value of these derivative liabilities at each reporting date, and the resulting gain or loss is reported in the statements of operations. The Company recorded a gain on derivative liabilities of approximately $47,000 during the three months ended March 31, 2011.

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

As of March 31, 2011, the Company had the following financial liability which is measured at fair value:
	Level 1	Level 2	Level 3

Derivative liability	—	$157,818	—

The fair value of the Company's cash, accounts payable and notes payable approximate their carrying amounts due to the short maturities of these instruments.

The Company utilizes a pricing model to calculate the fair value of the derivative liability. Key assumptions used to apply this model were as follows for the quarter ended March 31, 2011:

Expected term	1 to 9 months
Volatility	116% -185%
Risk-free interest rate	0.05%-0.3%
Dividend yield	0%

7.	Income taxes:

Based on the U.S. statutory income tax rates, the Company's expected income tax benefit was approximately $81,000 and $608,000 for the three months ended  March 31, 2011 and 2010,  respectively.  The expected income tax benefit differs from the actual benefit of $0 each period, due primarily to the valuation allowance.

8.	Deficit:

Stock option plan:

During the three months ended March 31, 2011, the Company recorded stock-based compensation of approximately $8,000 for options that vested during the period, which is included in general and administrative expense. The Company recorded $912,000 of stock-based compensation during the three months ended March 31, 2010.

The following table sets forth stock option activity since January 1, 2011:

		Weighted	Weighted
		Average	Average
	Number of	Exercise	Contractual
	Options	Price	Life

Outstanding, January 1, 2011	9,700,000	$0.32
Granted during period	-	-
Outstanding, March 31, 2011	9,700,000	$0.32	3.0 Years

Exercisable at March 31, 2011	6,200,000	$0.46	3.3 Years

		Weighted Average
	Number of	Grant Date
	Options	Fair Value

Non-vested at January 1, 2011	3,600,000	$0.18
Granted	-	-
Vested	(100,000)	$(0.22)
Non-vested at March 31, 2011	3,500,000	$0.18

As of March 31, 2011, the Company has 3,500,000 non-vested stock options outstanding, of which the vesting of 3,000,000 stock options are contingent on future events. The fair value of the 500,000 non-vested, non contingent stock options was approximately $33,000, which is expected to be recognized over a weighted-average period of one year.

Options granted to date have been granted outside of the plan and have terms that do not exceed five years. There were 6,200,000 vested options as of March 31, 2011. There was no intrinsic value attributable to outstanding or vested options at March 31, 2011.

Common stock issuances:

During the quarter ended March, 2011, the Company entered into several agreements with different third-party public relations/financing firms to assist the Company in market awareness and public relations support as well as providing assistance in arranging financing for the purpose of providing working capital. The agreement with one of these firms required the Company to issue to this firm, 1,000,000 shares of the Company’s common stock in March 2011 (valued at approximately $20,000); the Company is to issue an additional 1,000,000 shares of the Company’s common stock in the event the Company successfully closes a funding effort with the assistance of this firm. The Company is required to pay a “success fee” equal to 7% of the amount of capital raised as a result of contacts by this firm. This amount is to be paid in cash.

During the three month period ended March 31, 2010, the Company issued 1,540,000 shares of common stock to various third parties who performed development stage services for the Company. These shares were valued at $310,400.

Contributed services:

During the three-months ended March 31, 2011, services performed by officers of the Company were provided for no compensation. The Company valued these services at approximately $30,000 and recorded this amount as a contribution of services (additional paid in capital).

Warrants:

At March, 31, 2011, the Company had 528,000 warrants outstanding with a weighted average exercise price of $1.00, and a weighted average remaining contractual term of 4 years.

8.	Commitments:

Leases:

The Company utilizes limited office space in Grafton, Wisconsin to conduct business. The space is provided by a Director of the Company and is not subject to a lease. The entities located in China lease office space in Beijing, China for approximately $1,300 per month.

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

Plan of Operations

China Wi-Max plans to be a telecommunications broadband provider focused on providing commercial customers with high bandwidth connections through first and second tier markets in China through subsidiary companies.  Through its subsidiaries, China Wi-Max intends to build, own, and operate metropolitan area Internet Protocol (IP) based broadband networks, using both owned optical fiber and licensed Wi-Max capable wireless spectrum.

China Wi-Max subsidiaries’ networks are designed to provide the reliability, redundancy, scalability, and other features expected of a carrier class network.  China Wi-Max believes its subsidiaries can bypass the local loop facilities of the local exchange carrier to connect enterprise customers directly to the global communications network.  At this time, China Wi-Max has six full-time employees in the United States, augmented by a number of personnel in operating subsidiaries, contract personnel and professional services organizations.

Service to customers is to be provided through direct connections to the optical fiber or transmissions over licensed radio spectrum provided through China Wi-Max’s Chinese subsidiaries.  Currently, the Company’s subsidiaries are offering potential customers high speed broadband Internet access in a pilot program.   Services contemplated to be offered in the future include Voice-over Internet Protocol, or VoIP, bandwidth on demand, bandwidth redundancy, virtual private networks, or VPNs, disaster recovery, bundled data, and video services.

Through 2010, the Company continued to put in place the structure and resources necessary to provide the services contemplated in its business plan.  The Company put into place the corporate structure of subsidiaries, licenses and contract relationships necessary to provide services in China.  Office space and personnel resources were obtained in China.

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

RESULTS OF OPERATIONS

Results of Operations for the Three Months Ended March 31, 2011 Compared to the Three Months Ended March 31, 2010

During the three months ended March 31, 2011 and 2010, China Wi-Max did not recognize any revenues.

During the three months ended March 31, 2011, China Wi-Max incurred general and administrative expenses of $196,999 compared to $1,694,450 for the three months ended March 31, 2010. The $1,497,451 decrease was a result of a reduction in the Company's operational expenses compared to the prior period. During the three months ended March 31, 2011, there was a decrease of approximately $837,000 in salary and wages ($704,000 of which was non-cash related stock-based compensation). Also, expenses for operations in China decreased by $60,000, consulting and professional fees decreased by $575,000 and travel and other items decreased by $18,000 over the prior period ended March 31, 2010.

During the three months ended March 31, 2011, China Wi-Max recognized a net loss of $238,528 compared to a net loss of $1,787,631 during the three months ended March 31, 2010. The $1,549,103 decrease in net loss was primarily a result of the $1,497,451 decrease in general and administrative expenses, discussed above, combined with $46,848 gain on derivatives and the $4,804 decrease in interest expense as a result of the conversion of convertible promissory notes discussed below.

China Wi-Max's basic net loss per share was less than $0.01 for the three months ended March 31, 2011, versus a net loss per share of $0.12 for the three months ended March 31, 2010.

LIQUIDITY

The Company’s consolidated financial statements for the three-month period ended March 31, 2011 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Report of our Independent Registered Public Accounting Firm on the Company's consolidated financial statements as of and for the year ended December 31, 2010, includes a "going concern" explanatory paragraph which means that the auditors stated that conditions exist that raise substantial doubt about the Company's ability to continue as a going concern.

Historically, cash flow from operations has not been sufficient to sustain China Wi-Max's operation without additional sources of capital. At March 31, 2011, the Company had total current assets of $4,836, consisting of cash of $2,454 and prepaid expenses of $2,382. At March 31, 2011, the Company had total current liabilities of $2,680,566. Total current liabilities consisted of accounts payable of $1,220,128, accrued interest of $234,710 and current convertible notes payable of $1,067,910. At March 31, 2011, the Company had a working capital deficit of $2,675,730.

During the three months ended March 31, 2011, China Wi-Max used $81,979 in its operating activities. The net loss of $238,528 was adjusted for $49,000 of services paid for by the issuance of common stock, $7,687 in non-cash stock option expenses and $7,221 in depreciation and amortization costs. During the three months ended March 31, 2011, there was a $189 decrease in prepaid expenses, a $55,301 increase in accounts payable, a $52,370 increase in accrued interest.

During the three months ended March 31, 2010, China Wi-Max used $177,707 in its operating activities. The net loss of $1,787,631 was adjusted for $310,400 of services paid for by the issuance of common stock, $911,602 in non-cash option expenses, amortization of debt issue costs of $4,329 and $6,911 in depreciation and amortization costs. During the three months ended March 31, 2010, there was a $20,474 decrease in prepaid expenses, a $267,356 increase in accounts payable, an $88,852 increase in accrued interest.

During the three months ended March 31, 2011 and three months ended March 31, 2010, China Wi-Max did not have any investing activities.

During the three months ended March 31, 2011, China Wi-Max received $92,500 from its financing activities. During the three months ended March 31, 2010, China Wi-Max received $198,500 from its financing activities.

During the three months ended March 31, 2011, China Wi-Max issued 1,000,000 shares of its common stock to a third-party company as compensation and payments for services performed for China Wi-Max, valued at $20,000. During the three months ended March 31, 2010, China Wi-Max issued 1,540,000 shares of its common stock to individuals as employment compensation and payments for services performed for China Wi-Max, valued at $310,400.

During the three months ended March 31, 2011, China Wi-Max did not issue any stock options.

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

In the event that our operating plan changes due to changes in our strategic plans, lower than expected revenues, unanticipated expenses, increased competition, unfavorable economic conditions or other unforeseen circumstances, including the continued turmoil and tightening of the credit markets, and further weakening of consumer confidence and spending, our liquidity may be negatively impacted. If so, we could be required to adjust our expenditures for for 2011 to conserve working capital or raise additional capital, possibly including debt or equity financing, to fund operations and our growth strategy.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

There are several accounting policies that involve management’s judgments and estimates and are critical to understanding our historical and future performance, as these policies and estimates affect the reported amounts of revenue and other significant areas in our reported financial statements.

Please refer to the “Management’s Discussion and Analysis of Financial Condition and Results of Operation” located within our 10-K for the year ended December 31, 2010, for further discussion of our “Critical Accounting Policies”.

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

During the three-months ended March 31, 2011, China’s Wi-Max entered into various agreements with third-party consulting firms to assist in obtaining debt or equity financing. There can be no assurance that China Wi-Max will be successful in these efforts, and through May 23, 2011, we have not obtained any financing under these agreements.

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

ITEM 3. QUANTATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable

ITEM 4. CONTROLS AND PROCEDURES

Disclosures Controls and Procedures

The term "disclosure controls and procedures" is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). This term refers to the controls and procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized, and reported within the required time periods. Our Chief Executive Officer and Principal Financial Officer has evaluated the effectiveness of the design and operations of our disclosure controls and procedures as of the end of the period covered by this quarterly report, and has concluded that, as of that date, our disclosure controls and procedures were not effective at ensuring that required information will be disclosed on a timely basis in our reports filed under the Exchange Act, as a result of the material weakness in internal control over financial reporting discussed in Item 9(A) of our Form 10-K for the year ended December 31, 2010.

Changes in Internal Control over Financial Reporting

There were not any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated by the SEC under the 1934 Act) during the quarter ended March 31, 2011, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

NONE

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company made the following unregistered sales of its securities from January 1, 2011 through March 31, 2011.

DATE OF SALE	TITLE OF SECURITIES	CONSIDERATION	CLASS OF PURCHASER
1/3/2011	Common stock	$32,500 Convertible Promissory Note	Business Associate
1/24/2011	Common stock	$25,000 Convertible Promissory Note	Business Associate
3/7/2011	Common stock	$25,000 Convertible Promissory Note	Business Associate

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

CHINA WI-MAX COMMUNICATIONS, INC.
(Registrant)

Dated: May 23, 2011	By: /s/ Steve T. Berman
Steven Berman
Chief Executive Officer

Dated: May 23, 2011	By: /s/ Frank Ventura
Frank Ventura,
Chief Financial Officer