Form 10-Q
period 2011-06-30
China Wi-Max Communications, Inc.
filed 2011-08-22
CIK 1434667

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011

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

As of August 22, 2011 there were 64,509,077 shares of the registrant's common stock issued and outstanding.

Page
PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Balance Sheets –June 30, 2011 (Unaudited) and December 31, 2010	F-1

Consolidated Statements of Operations (Unaudited) – Three months and Six months ended June 30, 2011 and 2010 and the period from July 5, 2006 (Inception) through June 30, 2011	F-2

Consolidated Statements of Changes in Deficit (Unaudited) - From July 5, 2006 (Inception) through June 30, 2011	F-3

Consolidated Statements of Cash Flows (Unaudited) - Six months ended June 30, 2011 and 2010 and the period from July 5, 2006 (Inception) through June 30, 2011	F-4

Notes to the Unaudited Financial Statements	F-5

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	12

Item 3. Quantitative and Qualitative Disclosures About Market Risk - Not Applicable	15

Item 4. Controls and Procedures	16

PART II - OTHER INFORMATION

Item 1. Legal Proceedings -Not Applicable	16

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	16

Item 3. Defaults Upon Senior Securities - Not Applicable	17

Item 4. Submission of Matters to a Vote of Security Holders - Not Applicable	17

Item 5. Other Information - Not Applicable	17

Item 6. Exhibits	17

SIGNATURES	18

PART I

ITEM 1. FINANCIAL STATEMENTS

CHINA WI-MAX COMMUNICATIONS, INC.
(A Development Stage Enterprise)

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2011	2010
	(Unaudited)

ASSETS

Current assets:
Cash	$1,858	$1,822
Prepaid expenses	2,499	2,193

Total current assets	4,357	4,015

Property and equipment, net	499,328	504,026
Intangible assets, net	120,218	174,428
	619,546	678,454

Total assets	$623,903	$682,469

LIABILITIES AND DEFICIT

Current liabilities:
Accounts payable	$1,290,449	$1,164,827
Accrued interest	257,787	365,920
Notes payable, net of discount of $59,565 (2011), $42,474 (2010)	1,068,936	1,329,526
Derivative liabilities	133,544	428,414

Total liabilities (all current)	2,750,716	3,288,687

Deficit:
China Wi-Max shareholders' deficit:
Common stock; $.001 par value; 100,000,000 shares authorized; 52,248,927 and 37,813,042 shares issued and outstanding as of June 30, 2011 and December 31, 2010, respectively	52,249	37,813
Additional paid-in capital	8,796,955	7,820,089
Accumulated other comprehensive income	63,572	53,525
Deficit accumulated during the development stage	(10,995,994)	(10,480,539)
Total China Wi-Max shareholders' deficit	(2,083,218)	(2,569,112)

Noncontrolling interest	(43,595)	(37,106)
Total deficit	(2,126,813)	(2,606,218)

Total liabilities and deficit	$623,903	$682,469

See notes to unaudited consolidated financial statements.

CHINA WI-MAX COMMUNICATIONS, INC.
(A Development Stage Enterprise)

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)

			Period from
			July 5, 2006
			(inception)
	Three Months Ended		through
	June 30,	June 30,	June 30,
	2011	2010	2011

Operating expenses:
General and administrative expense	$(200,136)	$(432,991)	$(8,550,468)

Operating loss	(200,136)	(432,991)	(8,550,468)

Other expense:
Interest expense	(80,817)	(165,085)	(2,320,715)
Loss on derivatives	(2,464)	-	(168,407)
	(83,281)	(165,085)	(2,489,122)

Net loss	(283,417)	(598,076)	(11,039,590)
Net loss attributable to the noncontrolling interest	(1,819)	(4,265)	(43,595)
Net loss attributable to China Wi-Max	(281,598)	(593,811)	(10,995,995)

Foreign currency translation gain (loss)	6,337	(1,123)	63,572

Comprehensive loss	$(277,080)	$(599,199)	$(10,976,018)

Basic and diluted net loss per share attributable to China W-Max common shareholders	$(0.01)	$(0.04)

Weighted average number of common shares outstanding	46,632,106	16,373,938

See notes to unaudited consolidated financial statements.

CHINA WI-MAX COMMUNICATIONS, INC.
(A Development Stage Enterprise)

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)

			Period from
			July 5, 2006
			(inception)
	Six Months Ended		through
	June 30,	June 30,	June 30,
	2011	2010	2011

Operating expenses:
General and administrative expense	$(397,134)	$(2,127,441)	$(8,550,468)

Operating loss	(397,134)	(2,127,441)	(8,550,468)

Other expense:
Interest expense	(169,194)	(258,266)	(2,320,715)
Gain (loss) on derivatives	44,384	-	(168,407)
	(124,810)	(258,266)	(2,489,122)

Net loss	(521,944)	(2,385,707)	(11,039,590)
Net loss attributable to the noncontrolling interest	(6,489)	(19,856)	(43,595)
Net loss attributable to China Wi-Max	(515,455)	(2,365,851)	(10,995,995)

Foreign currency translation gain	10,047	911	63,572

Comprehensive loss	$(511,897)	$(2,384,796)	$(10,976,018)

Basic and diluted net loss per share attributable to China W-Max common shareholders	$(0.01)	$(0.15)

Weighted average number of common shares outstanding	44,544,035	15,601,408

See notes to unaudited consolidated financial statements.

CHINA WI-MAX COMMUNICATIONS, INC.
(A Development Stage Enterprise)

CONSOLIDATED STATEMENTS OF CHANGES IN DEFICIT

PERIODS FROM JULY 5, 2006 (INCEPTION) THROUGH JUNE 30, 2011
(Unaudited)

	China Wi-Max Shareholders
				Accumulated	Deficit
			Additional	other	accumulated		Total
	Common stock		paid-in	comprehensive	during the	Noncontrolling	shareholders'
	Shares	Amount	capital	income	development stage	Interest	deficit

Common stock issued for cash between July 5, 2006 (inception) and December 31, 2006 at par value ($0.001 per share)	3,825,000	$3,825	$-	$-	$-	$-	$3,825

Net loss			-	-	(8,538)		(8,538)

Balances, December 31, 2006	3,825,000	3,825	-	-	(8,538)	-	(4,713)

Common stock issued for cash between January and June 2007 at par value ($0.001 per share)	5,230,000	5,230	-	-	-	-	5,230

Common stock issued for cash between June and December 2007 at par value ($0.001 per share)	260,000	260	-	-	-	-	260

Common stock issued for services, valued at $0.25 per share	455,000	455	113,295	-	-	-	113,750

Net loss	-	-	-	-	(444,590)	-	(444,590)

Balances, December 31, 2007	9,770,000	9,770	113,295	-	(453,128)	-	(330,063)

Shares of common stock cancelled at par value	(260,000)	(260)	-	-	-	-	(260)

Common stock issued for services, valued at $0.25 per share	884,000	884	220,116	-	-	-	221,000

Common stock issued upon conversion of notes and accrued interest in December 2008, valued at $0.25 per share	391,002	391	97,362	-	-	-	97,753

Fair value of options vested during the period	-	-	103,275	-	-	-	103,275

Net loss	-	-	-	-	(1,716,195)	-	(1,716,195)

Other comprehensive income adjustments, gain on foreign currency translation	-	-	-	25,853	-	-	25,853

Balances, December 31, 2008	10,785,002	10,785	534,048	25,853	(2,169,323)	-	(1,598,637)

Common stock issued for services	1,900,000	1,900	473,100	-	-	-	475,000

Common stock issued upon conversion of notes and accrued interest	1,969,002	1,969	549,422	-	-	-	551,391

Fair value of options vesting during the period	-	-	336,361	-	-	-	336,361

Net loss	-	-	-	-	(3,108,512)	-	(3,108,512)

Other comprehensive income adjustments, gain on foreign currency translation	-	-	-	125	-	-	125

Balances, December 31, 2009	14,654,004	14,654	1,892,931	25,978	(5,277,835)	-	(3,344,272)

Common stock issued for services	6,066,551	6,067	955,705	-	-	-	961,772

Common stock issued upon conversion of notes and accrued interest	16,832,487	16,832	3,914,964	-	-	-	3,931,796

Common stock and warrants issued to convertible note holders	260,000	260	104,978	-	-	-	105,238

Fair value of options vesting during the period	-	-	951,511	-	-	-	951,511

Net loss	-	-	-	-	(5,202,704)	(37,106)	(5,239,810)

Other comprehensive income adjustments, gain on foreign currency translation	-	-	-	27,547	-	-	27,547

Balances, December 31, 2010	37,813,042	37,813	7,820,089	53,525	(10,480,539)	(37,106)	(2,606,218)

Common stock issued for services	1,000,000	1,000	19,000	-	-	-	20,000

Common stock issued upon conversion of notes and accrued interest	13,435,885	13,436	882,467	-	-	-	895,903

Contributed services	-	-	60,000	-	-	-	60,000

Fair value of options vesting during the period	-	-	15,399	-	-	-	15,399

Net loss	-	-	-	-	(515,455)	(6,489)	(521,944)

Other comprehensive income adjustments, gain on foreign currency translation	-	-	-	10,047	-	-	10,047

Balances, June 30, 2011	52,248,927	$52,249	$8,796,955	$63,572	$(10,995,994)	$(43,595)	$(2,126,813)

See notes to unaudited consolidated financial statements.

CHINA WI-MAX COMMUNICATIONS,INC.
(A Development Stage Enterprise)

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

			Period from
			July 5, 2006
			(Inception)
	Six Months Ended		through
	June 30, 2011	June 30, 2010	June 30, 2011

Cash flows from operating activities:
Net loss	$(521,944)	$(2,385,707)	$(11,039,590)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	35,399	1,533,089	3,233,831
Amortization of debt issue costs	89,993	34,498	159,469
Contributed services	60,000		60,000
(Gain)/loss on derivative	(44,384)	-	168,407
Impairment loss	42,188	-	173,438
Depreciation	14,531	13,851	78,085
Amortization	12,022	-	37,671
Changes in operating assets and liabilities:
(Increase)/decrease in prepaid expenses	(306)	22,076	(2,501)
Decrease in other assets	-	-	38,139
Increase in accounts payable	125,622	298,915	1,290,449
Increase in accrued interest	71,702	181,768	2,107,468

Net cash used in operating activities	(115,177)	(301,510)	(3,695,134)

Cash flows from investing activities:

Purchase of property and equipment	-	-	(521,329)
Purchase of intangible assets	-	-	(364,195)

Net cash used in investing activities	-	-	(885,524)

Cash flows from financing activities:
Proceeds from issuance of notes payable and warrants	133,500	268,500	4,634,744
Debt repayment	(18,500)	-	(63,500)
Proceeds from issuance of common stock	-	-	9,055
Debt issue costs	-	-	(5,270)

Net cash provided by financing activities	115,000	268,500	4,575,029

Effect of exchange rate changes on cash	213	(1,206)	7,487

Net increase(decrease) in cash	36	(34,216)	1,858
Cash, beginning of period	1,822	34,524	-

Cash, end of period	$1,858	$308	$1,858

Supplemental disclosure of non-cash investing and financing activities:

Convertible notes and interest converted to common stock	$895,903	$69,914	$5,476,843

See notes to unaudited consolidated financial statements.

CHINA WI-MAX COMMUNICATIONS, INC.
(A Development Stage Enterprise)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED June 30, 2011 AND 2010
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

The Company's financial statements as of June 30, 2011, the year ended December 31, 2010, and the periods from September 24, 2008 (the date at which the Company gained 100% ownership of Da Chuan and Shi Dai) through June 30, 2011, include the accounts of Da Chuan and Shi Dai.  In  connection with the adoption of new accounting rules for variable interest entities (“VIE’s”), the Company began consolidating Beijing Gao Da Yang Guang Communication Technology, Ltd. (“Gao Da”) beginning on January 1, 2010 (Note 2).  All intercompany account balances and transactions have been eliminated in consolidation.

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

Basis of Presentation:

The accompanying interim, unaudited financial statements of the Company have been prepared in accordance with the instructions to quarterly reports on Form 10-Q. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and cash flows at June 30, 2011, and for all periods presented, have been made. Certain information and footnote disclosures normally included in financial statements prepared in conformity with accounting principles generally accepted in the United States of America have been condensed or omitted. It is therefore suggested that these interim financial statements be read in conjunction with the summary of significant accounting policies, financial statements, and notes to financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. The results of operations for the periods ended June 30, 2011, are not necessarily an indication of operating results for the full year.

Going concern and management's plans:

The accompanying unaudited, interim financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.  The Company reported a net loss of approximately $0.5 million for the six-months ended June 30, 2011, and a working  capital deficiency and  shareholders' deficit of approximately $2.7 million and $2.1 million, respectively, at June 30, 2011.  The Company has a limited operating history and no revenue producing operations.  In addition, the Company does not have a revolving loan agreement with any financial institution, nor can the Company provide any  assurance  it will be able to enter into any such agreement in the future, or be able to raise  funds  through a future issuance of debt or equity. These factors raise substantial doubt about the Company's ability to continue as a going concern.  The financial statements do not include any adjustments relating to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company's continuance as a going concern is dependent on its future profitability   and on the on-going support of its shareholders and creditors.  In order to mitigate the going concern issues, the Company is continuing its efforts to raise capital.  The Company raised approximately $133,500 during the six-months ended June 30, 2011, in exchange for notes payable (Note 5).

During the six-months ended June 30, 2011, the Company entered into various agreements with third-party consulting firms to assist the Company in obtaining debt or equity financing. Subsequent to June 30, 2011, the Company obtained financing of $16,000, net of applicable fees. There can be no assurance that the Company will be successful in any future fundraising efforts.

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

Derivatives

Each derivative instrument (including certain derivative instruments embedded in other contracts) are recorded in the balance sheet as either an asset or liability measured at its fair value, with changes in the derivative’s fair value recognized currently in earnings unless specific hedge accounting criteria are met.  The Company values these derivative securities at fair value at the end of each reporting period (quarter), and the change in fair value each reporting period is recorded as gain or loss, recorded against earnings.  The Company continues to revalue these instruments each quarter to reflect their current value in light of the current market price of the Company's common stock.  The Company utilizes an option-pricing model to determine fair value.  Key assumptions of the option-pricing model include applicable volatility rates, risk-free interest rates and the instrument’s expected remaining life.  These assumptions require significant management judgment.

The Company classifies derivatives as either current or long-term in the balance sheet based on the classification of the underlying convertible debt instrument.

Consolidation of variable interest entity:

In connection with the adoption of new accounting rules for VIE’s, the Company consolidated an affiliate company, Gao Da, beginning on January 1, 2010.  Upon consolidation of Gao Da on January 1, 2010, after elimination of intercompany account balances and transactions, there was no material impact on the Company’s consolidated financial statements.  Because the Company is the sole variable interest holder of Gao Da, it is the primary beneficiary. There is a service agreement between the Company and Gao Da in which the Company has agreed to fund all of Gao Da’s operations. Gao Da is a development stage, PRC enterprise with no revenue producing operations. At June 30, 2011, Gao Da’s assets consist of license rights with a carrying value of approximately $120,000 (Note 4) and liabilities of approximately $469,000, which are due to China Wi-Max. Gao Da cannot sell its license rights without the prior approval of the licensor.

Revenue recognition:

As of June 30, 2011, the Company has no revenue-producing operations. At such time that revenue  generating  operations begin, the Company will recognize revenue pursuant to Securities and Exchange Commission, Staff Accounting Bulletin ("SAB") No. 101, Revenue Recognition in Financial Statements, as amended  by  SAB  No. 104, Revenue  Recognition.  Consistent with the requirements of these SABs, revenue will be  recognized  only when:  a) persuasive evidence of arrangement exists, b) delivery has occurred, c) the seller's price to the buyer is fixed, and d) collectability is reasonably assured.

Loss per share:

Basic loss per share of common stock is computed based on the weighted-average number of common shares outstanding during the period. Common shares issuable upon the conversion of stock options, warrants and debt securities (31,038,023 at June 30, 2011 and 15,934,016 at June 30, 2010) are not considered in the calculation, as the effect would be antidilutive. Therefore, diluted loss per share is equivalent to basic loss per share.

Reclassifications:

Certain immaterial prior year amounts were reclassified in the prior period statements of cash flows to conform to the current period presentation.

3.  Property and equipment:

   As of June 30, 2011 and December 31, 2010, property and equipment consists of the following:

	June 30, 2011	December 31, 2010

Fiber optic cable	$537,281	$526,847
Network equipment	38,765	38,012
Computer equipment	4,000	4,000
	580,046	568,859
Less accumulated depreciation	(80,718)	(64,833)
	$499,328	$504,026

4.  Intangible assets:

Intangible assets consist of frequency license rights held by Gao Da. The underlying value of the frequency license rights held by Gao Da is dependent on numerous factors, including successful deployment of networks and connectivity, and/or radio links. The Company evaluates these intangible assets for impairment annually, and between annual evaluations if events or changes in circumstances indicate that the carrying amount of these assets may not be fully recoverable. The Company also tests its contractual license rights for impairment if there are any legal, regulatory, contractual, competitive, and economic or other factors that are determined to limit the useful lives of the licenses. In cases where required, an impairment provision is recognized in an amount by which the carrying value exceeds the estimated fair value of the asset.

At January 1, 2011, the Company had frequency license rights for two regions in China: Shanghai and Beijing.  During the quarter ended June 30, 2011, the Shanghai license was not renewed. As a result, the Company recorded an impairment charge of approximately $42,200 to reduce the value of the Shanghai license rights to $0.

The Company has historically considered the underlying licenses to have an indefinite useful life under the provisions of ASC Topic 350, Goodwill and Other Intangible Assets. These licenses have typically been renewed if the Company filed a renewal application prior to license expiration. However, based on the non-renewal of the Shanghai license, management determined that the Company should begin amortizing the cost of the Beijing license over its remaining term (33 months) beginning in the quarter ended June 30, 2011. As a result, the Company recorded amortization expense of approximately $12,000 for the quarter ended June 30, 2011. The remaining net carrying value of the Beijing license rights is approximately $120,000 at June 30, 2011.

5.  Convertible notes payable:

At June 30, 2011 and December 31, 2010, the Company had the following notes payable outstanding:

		June 30, 2011	December 31,2010
12%, unsecured, convertible notes, originally due June 30, 2010 and prior; convertible at $0.19 to $0.25 per share, due on demand		$205,000	$205,000

10%, unsecured, convertible notes, note holder notice of conversion at $0.07 per share on December 31, 2010; shares issued during quarter ended June 30, 2011		-	295,000

10%, unsecured, convertible notes, due prior to and as of December 31, 2010; convertible at $0.50 per share, due on demand		735,000	735,000

10%, unsecured, convertible note, due December 31, 2011; convertible at 80% of the 10-day average trading price during the previous 10 days immediately prior to conversion, net of discount of $11,280		13,720	2,930

8%, unsecured, convertible notes, net of discount of $48,285	[A]	63,216	39,596

Other unsecured notes from a related party shareholder, non-interest bearing, due on demand	[B]	52,000	52,000

Total notes payable (all current)		$1,068,936	$1,329,526

During the six months ended June 30, 2011, the Company issued $133,500 of notes for cash. Of these notes, $115,000 were convertible notes. The remaining $18,500 received was in exchange for a non-interest bearing note from a related party shareholder which was repaid during the six months ended June 30, 2011.

[A] In January, March and May 2011, the Company issued $32,500, $25,000 and $32,500 of convertible notes, respectively, convertible into common stock at 58%, 58% and 51% of the average three-day low closing price of the Company’s common stock during the ten days immediately prior to the conversion date. These notes bear interest at 8% and are due in July 2011, December 2011, and February 2012 respectively. The Company determined that these notes did not meet the definition of “conventional convertible debt” because the number of shares which may be issued upon the conversion of these notes is not fixed. Therefore, the conversion feature of the debt has been bifurcated and accounted for as a derivative. A discount of approximately $48,285 and $22,810, respectively, has been recorded on these notes as of June 30, 2011 and December 31, 2010 respectively. Subsequent to June 30, 2011, the note holder converted $9,500 of these notes into 4,316,770 shares of common stock.

[B] Subsequent to June 30, 2011, the Company borrowed an additional $12,000 from this note holder. Additionally, the note holder converted $30,000 of the amount due at June 30, 2011 into 5,000,000 shares of common stock.

6.  Derivative liabilities and Fair Value of Financial Instruments:

In accordance with ASC 815-15, Embedded Derivatives, the Company has determined that the conversion features of certain convertible notes meet the criteria of an embedded derivative and therefore the conversion features of these notes, pursuant to ASC 815-40, Contracts in Entity’s Own Equity, have been bifurcated and accounted for as a derivative. The Company adjusts the fair value of these derivative liabilities at each reporting date, and the resulting gain or loss is reported in the statements of operations. The Company recorded a gain (loss) on derivative liabilities of approximately (2,464) and $44,384 during the three and six months ended June 30, 2011 respectively.

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

As of June 30, 2011, the Company had the following financial liability which is measured at fair value:

	Level 1	Level 2	Level 3

Derivative liability	—	$133,544	—

The fair value of the Company's cash, accounts payable and notes payable approximate their carrying amounts due to the short maturities of these instruments.

The Company utilizes a pricing model to calculate the fair value of the derivative liability. Key assumptions used to apply this model were as follows for the six months ended June 30, 2011:

Expected term	1 to 9 months
Volatility	226% -384%
Risk-free interest rate	0.03%-0.1%
Dividend yield	0%

7.  Income taxes:

   Based on the U.S. statutory income tax rates, the Company's expected income tax benefit was approximately $175,000 and $811,000 for the six months ended June 30, 2011 and 2010,  respectively.  The expected income tax benefit differs from the actual benefit of $0 each period, due primarily to the valuation allowance.

8.  Deficit:

Stock option plan:

During the six months ended June 30, 2011, the Company recorded stock-based compensation of approximately $8,000 and $15,000 for options that vested during the three and six month periods ended June 30, 2011, which is included in general and administrative expense. The Company recorded $925,000 of stock-based compensation during the six months ended June 30, 2010.

The following table sets forth stock option activity since January 1, 2011:

		Weighted	Weighted
		Average	Average
	Number of	Exercise	Contractual
	Options	Price	Life

Outstanding, January 1, 2011	9,700,000	$0.32
Granted during period	-	-
Outstanding, June 30, 2011	9,700,000	$0.32	2.8 Years

Exercisable at June 30, 2011	6,200,000	$0.46	3.0 Years

		Weighted Average
	Number of	Grant Date
	Options	Fair Value

Non-vested
January 1, 2011	3,600,000	$0.18
Granted	-	-
Vested	(100,000)	$(0.22)
Non-vested at June 30, 2011	3,500,000	$0.18

As of June 30, 2011, the Company has 3,500,000 non-vested stock options, of which the vesting of 3,000,000 stock options are contingent on future events. The fair value of the 500,000 non-vested, non contingent stock options was approximately $25,000 at June 30, 2011, which is expected to be recognized over a weighted-average period of less than one year.

Options granted to date have been granted outside of the plan and have terms that do not exceed five years. There were 6,200,000 vested options as of June 30, 2011. There was no intrinsic value attributable to outstanding or vested options at June 30, 2011.

Common stock issuances:

During the six months ended June 30, 2011, the Company entered into several agreements with different third-party public relations/financing firms to assist the Company in market awareness and public relations support as well as to attempt to arrange financing for the purpose of providing working capital. An agreement with one of these firms required the Company to issue to this firm 1,000,000 shares of the Company’s common stock in March 2011 (valued at approximately $20,000); the Company is to issue an additional 1,000,000 shares of the Company’s common stock in the event the Company successfully closes a funding effort with the assistance of this firm. The Company is required to pay a “success fee” equal to 7% of the amount of capital raised as a result of contacts by this firm. This amount is to be paid in cash.

Subsequent to June 30, 2011, the Company issued 1,876,713 shares of common stock to a director of the Company for cash of $10,000. Additionally, the Company issued 1,066,667 shares of common stock to a third-party for cash of $16,000, which is net of applicable fees.

During the six month period ended June 30, 2010, the Company issued 2,697,500 shares of common stock to various third parties who performed development stage services for the Company. These shares were valued at $566,000.

Contributed services:

During the six months ended June 30, 2011, services performed by officers of the Company were provided for no compensation. The Company valued these services at approximately $60,000, and recorded this amount as a contribution of services (additional paid in capital).

Warrants:

At June 30, 2011, the Company had 528,000 warrants outstanding with a weighted-average exercise price of $1.00, and a weighted-average remaining contractual life of approximately 4 years.

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

Service to customers to be provided through direct connections to the optical fiber or transmissions over licensed radio spectrum provided through China Wi-Max’s Chinese subsidiaries.  Currently, the Company’s subsidiaries are offering potential customers high speed broadband Internet access in a pilot program.   Services contemplated to be offered in the future include Voice-over Internet Protocol, or VoIP, bandwidth on demand, bandwidth redundancy, virtual private networks, or VPNs, disaster recovery, bundled data, and video services.

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

RESULTS OF OPERATIONS

Results of Operations for the Three Months Ended June 30, 2011 Compared to the Three Months Ended June 30, 2010

During the three months ended June 30, 2011 and 2010, China Wi-Max did not recognize any revenues.

During the three months ended June 30, 2011, China Wi-Max incurred general and administrative expenses of $200,136 compared to $432,991 for the three months ended June 30, 2010. The $232,855 decrease was a result of a reduction in the Company's operational expenses compared to the prior period. During the three months ended June 30, 2011, there was a decrease of approximately $93,000 in salary and wages ($12,000 of which was non-cash related stock-based compensation). Also, expenses for operations in China decreased by approximately $34,000, consulting and professional fees decreased by $170,000 over the three months ended June 30, 2011. These decreases were offset by an impairment charge of approximately $42,000 related to the Shanghai license.

During the three months ended June 30, 2011, China Wi-Max recognized a net loss of $283,417 compared to a net loss of $598,076 during the three months ended June 30, 2010. The $314,659 decrease in net loss was primarily a result of the $232,855 decrease in general and administrative expenses, discussed above combined with a $84,268 decrease in interest expense as a result of the conversion of convertible promissory notes to common stock.

China Wi-Max's basic loss per share was $0.01 for the three months ended June 30, 2011, versus a net loss per share of $0.04 for the three months ended June 30, 2010.

Results of Operations for the Six Months Ended June 30, 2011 Compared to the Six Months Ended June 30, 2010

During the six months ended June 30, 2011 and 2010, China Wi-Max did not recognize any revenues.

During the six months ended June 30, 2011, China Wi-Max incurred general and administrative expenses of $397,135 compared to $2,127,441 for the six months ended June 30, 2010. The $1,730,306 decrease was a result of a reduction in the Company's operational expenses compared to the prior period. During the six months ended June 30, 2011, there was a decrease of approximately $937,000 in salary and wages ($720,849 of which was non-cash related stock-based compensation). Also, expenses for operations in China decreased by $44,387, consulting and professional fees decreased by $722,254 and travel and other items decreased by $23,010 over the prior period ended June 30, 2010.

During the six months ended June 30, 2011, China Wi-Max recognized a net loss of $521,944 compared to a net loss of $2,385,707 during the six months ended June 30, 2010. The $1,863,763 decrease in net loss was primarily a result of the $1,730,306 decrease in general and administrative expenses, discussed above combined with $44,384 gain on derivatives and the $89,072 decrease in interest expense as a result of the conversion of convertible promissory notes to common stock.

China Wi-Max's basic loss per share was $0.01 for the six months ended June 30, 2011, versus a net loss per share of $0.15 for the six months ended June 30, 2010.

LIQUIDITY

The Company’s consolidated financial statements for the six-month period ended June 30, 2011 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Report of our Independent Registered Public Accounting Firm on the Company's consolidated financial statements as of and for the year ended December 31, 2010, includes a "going concern" explanatory paragraph which means that the auditors stated that conditions exist that raise substantial doubt about the Company's ability to continue as a going concern.

Historically, cash flow from operations has not been sufficient to sustain China Wi-Max's operation without additional sources of capital. At June 30, 2011, the Company had total current assets of $4,357, consisting of cash of $1,858 and prepaid expenses of $2,499. At June 30, 2011, the Company had total current liabilities of $2,750,716. Total current liabilities consisted of accounts payable of $1,290,449, accrued interest of $257,787, derivative liabilities of $133,544 and current convertible notes payable of $1,068,936. At June 30, 2011, the Company had a working capital deficit of $2,746,359.

During the six months ended June 30, 2011, China Wi-Max used $115,177 in its operating activities. The net loss of $521,944 was adjusted for $20,000 of services paid for by the issuance of common stock, $15,399 in non-cash stock option expenses, $89,993 amortization of debt issue costs, $26,553 in depreciation and amortization expense, $60,000 of contributed services and an impairment loss of $42,188. During the six months ended June 30, 2011, there was a $306 decrease in prepaid expenses, a $125,622 increase in accounts payable, and a $71,702 increase in accrued interest.

During the six months ended June 30, 2010, China Wi-Max used approximately $262,000 in its operating activities. The net loss of approximately $2,386,000 was adjusted for approximately $566,000 of services paid for by the issuance of common stock, approximately $925,000 in non-cash option expenses and approximately $14,000 in depreciation and amortization expense. During the six months ended June 30, 2010, there was an approximate $22,000 decrease in prepaid expenses, an approximate $299,000 increase in accounts payable, and an approximate $156,000 increase in accrued interest.
During the six months ended June 30, 2011 and six months ended June 30, 2010, China Wi-Max did not have any investing activities.

During the six months ended June 30, 2011, China Wi-Max received $133,500 from its financing activities. During the six months ended June 30, 2010, China Wi-Max received $268,500 from its financing activities.

During the six months ended June 30, 2011, China Wi-Max issued 1,000,000 shares of its common stock to a third-party company as compensation and payments for services performed for China Wi-Max, valued at $20,000. During the six months ended June 30, 2010, China Wi-Max issued 2,697,500 shares of its common stock to individuals as employment compensation and payments for services performed for China Wi-Max, valued at approximately $566,000. This amount includes 200,000 shares issued to a third party as part of a debt financing agreement.

During the six months ended June 30, 2011, China Wi-Max did not issue any stock options.

During the six months ended June 30, 2010, China Wi-Max issued stock options exercisable for 4,350,000 shares of its common stock, with an exercise price in a range from $0.25 to $0.50 per share and a term of 5 years. The options have variable vesting rates. During the six months ended June 30, 2010, options exercisable for 4,050,000 shares were vested. These options were valued using the Black-Scholes model, and the Company recorded approximately $931,198 of non-cash stock option expense during the six months ended June 30, 2010.

To China Wi-Max's operations have not been sufficient to fund its capital requirements. China Wi-Max has continued its efforts to raise capital through the sale of additional capital stock or through the issuance of debt. At the present time China Wi-Max does not have a revolving loan agreement with any financial institution nor can it provide any assurance that it will be able to enter into any such agreement in the future or be able to raise funds through the further issuance of debt or equity.

In the event that our operating plan changes due to changes in our strategic plans, continued non-generation of revenues, unanticipated expenses, increased competition, unfavorable economic conditions or other unforeseen circumstances, including the continued turmoil and tightening of the credit markets, and further weakening of consumer confidence and spending, our liquidity may be negatively impacted. If so, we could be required to adjust our expenditures for for 2011 to conserve working capital or raise additional capital, possibly including debt or equity financing, to fund operations and our growth strategy.

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

During the six-months ended June 30, 2011, China’s Wi-Max entered into various agreements with third-party consulting firms to assist in obtaining debt or equity financing. On July 29, 2011, the Company received equity financing of $16,000, net of applicable fees.

On July 23, 2010, we entered into a Reserve Equity Financing Agreement (“REF”) with AGS Capital Group, LLC (“AGS”), pursuant to which AGS committed to purchase, from time to time over a period of two years, shares of our common stock for cash consideration up to $10,000,000, subject to various conditions and restrictions. In connection with the REF, we also entered into a registration rights agreement with AGS, dated July 14,2010. The Company‘s ability to require AGS to purchase its common stock is subject to various restrictive limitations. The maximum amount of each advance (as defined in the agreement) is limited to 100% of the average daily trading volume of the Company stock for the five days immediately preceding the advance. The Company also must meet additional conditions which includes but is not limited to the Company filing a Registration Statement with the SEC.  We intend to use any proceeds we may receive in connection with acquisitions and joint ventures through our operating subsidiaries in China, and for general working capital purposes. However, to date, we have not received any funding under this agreement, and cannot provide any assurance we will receive any funds under this agreement in the future. The total shares of stock issued to AGS in consideration of signing the agreement was 1,857,051.

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

Changes in Internal Control over Financial Reporting

There were no any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated by the SEC under the 1934 Act) during the quarter ended June 30, 2011, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

NONE

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company made the following unregistered sales of its securities from January 1, 2011 through June 30, 2011.

DATE OF SALE	TITLE OF SECURITIES	CONSIDERATION	CLASS OF PURCHASER
1/3/2011	Common stock	$32,500 Convertible Promissory Note	Business Associate
1/24/2011	Common stock	$25,000 Convertible Promissory Note	Business Associate
3/7/2011	Common stock	$25,000 Convertible Promissory Note	Business Associate
5/4/2011	Common stock	$32,500 Convertible Promissory Note	Business Associate

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

CHINA WI-MAX COMMUNICATIONS, INC.
(Registrant)

Dated: August 22, 2011	By:	/s/ Steve T. Berman
Steven Berman
President

Dated: August 22, 2011	By:	/s/ Frank Ventura
Frank Ventura,
Chief Financial Officer