Form 10-Q/A
period 2011-06-30
China Wi-Max Communications, Inc.
filed 2011-08-25
CIK 1434667

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

EXPLANATORY NOTE

China Wi-Max Communications, Inc. (the “Company”) is filing this Amendment No. 1 (the “Amendment”) to its Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, which was originally filed with the Securities and Exchange Commission (the “Commission”) on August 22, 2010 (the “Original Filing”), for the purpose of providing financial information in XBRL format. Except as described above, no other changes have been made to the Original Filing. The Original Filing continues to speak as of the dates described in the Original Filing, and we have not updated disclosures contained therein to reflect any events that occurred subsequent to such dates. Accordingly, this Amendment should be read in conjunction with the Company’s filings made with the Commission subsequent to the filing of the Original Filing, as information in such filings may update or supersede certain information contained in this Amendment.

ITEM 6. EXHIBITS

Exhibits. The following is a complete list of exhibits filed as part of this Form 10-Q. Exhibit numbers correspond to the numbers in the Exhibit Table of Item 601 of Regulation S-K.

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase

101.DEF**	XBRL Taxonomy Extension Definition Linkbase

101.LAB**	XBRL Taxonomy Extension Label Linkbase

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase

*	Filed with our Form 10-Q as filed on August 22, 2011

**	Furnished with this Form 10-Q/A

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